Form 10QSB
period 2000-03-31
MULTINET INTERNATIONAL CORP INC
filed 2000-07-26
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
				                    Washington, DC 20549

                            FORM 10-QSB

          [X]	Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2000

                     Commission File No.: 000-29107

               MULTINET INTERNATIONAL CORPORATION, INC
        (Exact name of registrant as it appears in its charter)

         NEVADA                            	88-0441388
(State or jurisdiction of	             (I.R.S. Employer
Incorporation or organization)         	Identification No.)


8100 West Sahara Ave, Suite 200, Las Vegas, NV	        	89129
(Address of Principal Executive Office)	              (Zip Code)

Registrant's telephone number, including area code:	(702)-966-0600

Securities registered pursuant to Section 12 (b) of the Act:  None

Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  X 	Yes 			No

At the end of the quarter ending March 31, 2000 there were 2,431,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

Attached.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATION.


NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS.

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended ( the "Securities Act" ), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements, Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, with those forward-looking statements contained in this Statement.

Plan of Operation-General

Multinet's International Corporation, Inc.'s plan is to seek, investigate, and
if  such   investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, Multinet International
Corporation,  Inc.  has  no  plan,  proposal,  agreement,  understanding,   or
arrangement to acquire or merge with any specific business or company, and Multinet International Corporation, Inc. has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of Multinet International Corporation, Inc., or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company, Multinet International Corporation, Inc. will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict Multinet International Corporation, Inc.'s virtually unlimited discretion to search for and enter into a business combination.

Multinet International Corporation, Inc. may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company, In some instance, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desired to establish a public trading market for its common stock. Multinet International Corporation, Inc. may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of federal economic condition, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity ( subject to restrictions of applicable statues ) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that Multinet International Corporation, Inc. may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, Multinet International Corporation,Inc. would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or the other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by Multinet International Corporation, Inc. to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that Multinet International Corporation, Inc. must commit to acquire a business, may correspondingly increase the risk of loss to Multinet International Corporation, Inc. Multinet International Corporation, Inc. can give as to the terms or availability of financing for any acquisition no assurance. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which Multinet International Corporation, Inc. may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of Multinet International Corporation, Inc. It is not possible at this time to predict the restrictions, if any, which
lenders  any  impose,  or  the  impact  thereof  on   Multinet   International
Corporation, Inc.

Multinet International Corporation, Inc., Inc. has insufficient capital with which to provide the owners of businesses significant currency or other assets. Management believes Multinet International Corporation, Inc. will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering, The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. Multinet
International   Corporation,  Inc.  will  also  incur  significant  legal  and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post - effective amendments, forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of Multinet International Corporation, Inc. have not conducted market research and are not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for the owners of a business. Multinet International Corporation, Inc. does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Multinet Internet Corporation, Inc. will not restrict its search for any specific kind of terms, but may acquire a venture which is in its preliminary or developmental stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which Multinet International Corporation, Inc. may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, Multinet International Corporation, Inc. does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as Multinet International Corporation, Inc. has successfully consummated such a merger or acquisition. Multinet International Corporation, Inc. also has no plans to conduct any offerings under Regulation S.

Sources of Opportunities

Multinet International Corporation, Inc. will seek a potential business opportunity from all known sources; but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that Multinet International Corporation, Inc. will engage professional  firms  specializing in business acquisitions or reorganizations.

Management, while not especially experienced in matters relating to the new business of Multinet International Corporation, Inc. will rely upon their own efforts and, to a much lesser extent, the efforts of Multinet International Corporation, Inc.'s shareholders, in accomplishing the business purposes of Multinet International Corporation, Inc. It is not anticipated that any outside consultants or advisors, other than Multinet International Corporation, Inc.'s counsel and accountants, will be utilized by Multinet International Corporation, Inc., to effectuate its business purposes described herein. However, if Multinet International Corporation, Inc. does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger / acquisition candidate, as Multinet International Corporation, Inc. has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, Multinet International Corporation, Inc.'s management has never used outside consultants or advisors in connection with a merger or acquisition.

As is customary in the industry, Multinet International Corporation, Inc.'s may par a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by Multinet International Corporation, Inc.'s Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Multinet International Corporation, Inc. if such person plays a material role in bringing a transaction to Multinet International Corporation, Inc.

Multinet International Corporation, Inc. will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products, which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties in exchange for which Multinet International Corporation, Inc. would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that Multinet International Corporation Inc. will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing, and manufacturing of any products acquired.


Evaluation of Opportunities


The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors Multinet International Corporation, Inc. ( see "Management" ). Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

1. The available technical, financial, and managerial resources.
2. Working capital and other financial requirements.
3. History of operation, if any.
4. Prospects for the future.
5. Present and expected competition.
6. The quality and experience of management services which may be available and the depth of that management.
7. The potential for further research, development, or exploration.
8. Specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of Multinet International Corporation, Inc.
9. The potential for growth or expansion.
10. The potential for profit.
11. The perceived public recognition or acceptance of products, services, or trades.
12. Name identification.

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the furthest extent possible, Multinet International Corporation, Inc. intends to utilize written reports and personal investigation to evaluate the above factors. Multinet International Corporation, Inc. will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which Multinet International Corporation, Inc. participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Multinet International Corporation, Inc. shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to Multinet International Corporation, Inc.'s participation.) Even after Multinet International Corporation, Inc.'s participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies, which may not succeed. Such risks will be assumed by Multinet International Organization, and therefore, its shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by Multinet International Corporation, Inc., Inc. of the related costs incurred.

There is the additional risk that Multinet International Corporation, Inc. will not find a suitable target. Management does not believe Multinet International Corporation, Inc. will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in Multinet International Corporation, Inc. will be realized, and there will not, most likely, be a market for Multinet International Corporation, Inc. stock.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, Multinet International Corporation, Inc. may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of Multinet International Corporation, Inc. will not be in control of Multinet International Corporation, Inc. In addition, a majority or all of Multinet International Corporation, Inc. officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Multinet International Corporation, Inc. shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in Multinet International Corporation, Inc.'s Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which Multinet International Corporation, Inc. may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368 (a) (1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Multinet International Corporation, Inc. including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of Multinet International Corporation,Inc.'s investigation: officers and directors of Multinet International Corporation,Inc. will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Multinet International Corporation, Inc. limited financial resources and management expertise. The manner in which Multinet International Corporation, Inc. participates in an opportunity, and the relative negotiating strength of Multinet International Corporation, Inc. and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of Multinet International Corporation, Inc., which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among
other  things,   the  target   company's  assets  and  liabilities,   Multinet
International Corporation,Inc.'s shareholders will, in all likelihood, hold a lesser percentage ownership interest in Multinet International Corporation,Inc. following any merger or acquisition. The percentage ownership may be subject of significant dilutive effect on the percentage of shares held by Multinet International Corporation,Inc. then shareholders, including purchasers in this offering.

Management has advanced, and will continue to advance, funds, which shall be used by Multinet International Corporation, Inc. in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

Competition

Multinet International Corporation,Inc. is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms who have significantly greater financial and personal resources, technical expertise and experience than Multinet International Corporation, Inc. In view of Multinet International Corporation,Inc.'s limited financial resources and management availability, Multinet International Corporation, Inc. will continue to be at significant competitive disadvantage vis-a-vis the Multinet International Corporation, Inc.'s competitors.

Year 2000 Compliance

Multinet International Corporation,Inc. is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches, Multinet International Corporation, Inc. has assessed these issues as they relate to Multinet International Corporation, Inc., and since Multinet International Corporation,Inc. currently has no operating business and does not
use any  computer,   and  since  it  has  no  customers,  suppliers  or  other
constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10-SB.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer, which is or holds it out as being engaged primarily in the business of investing, reinvesting, or trading securities. While Multinet International Corporation,Inc. does not intend to engage in such activities, Multinet International Corporation, Inc. may obtain and hold a minority interest in a number of development stage enterprises. Multinet International Corporation, Inc. could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review Multinet International Corporation, Inc.'s activities from time to time with a view that toward reducing the likelihood Multinet International Corporation,Inc. could be classified as an "investment company".

Multinet International Corporation, Inc. intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to Multinet International Corporation,Inc. and to any target company.

Employees

Multinet International Corporation,Inc. has no full time or part-time employees. None of the officers and directors anticipates devoting more than ten (10%) of his or her time to Company activities. Multinet International Corporation, Inc.'s President and Secretary have agreed to allocate a portion of said time to the activities of Multinet International Corporation, Inc., without compensation. These officers anticipate that the business plan of Multinet International Corporation,Inc. can be implemented by their devoting minimal time per month to the business affairs of Multinet International Corporation, Inc. and consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "ITEM 5 Directors, Executive Officers, Promoters And Control Persons


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

        None

Item 2.	Changes in Securities

        None

Item 3.	Default Upon Senior Securities

        None

Item 4.	Submission of matters To a Vote of Security Holders

        None

Item 5.	Other Information.

        None

Item 6.	Exhibits and Reports on Form 8-K

3.1                              Articles of Incorporation. Incorporated
                                 by Reference in form 10SB12G filing.

3.2                              By Laws. Incorporated by Reference in
                                 Form 10SB12G filing.




SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multinet International Corporation, Inc.

Dated: July 24, 2000	By: /S/
                         Sherri Kresser, Secretary


                 MULTINET INTERNATIONAL CORPORATION, INC.
                      (A Development Stage Company)

                            FINANCIAL REPORTS
                               (Reviewed)

                              MARCH 31, 2000


                MULTINET INTERNATIONAL CORPORATION, INC.
                      (A Development Stage Company)
                                 CONTENTS

INDEPENDENT ACCOUNTANT'S REPORT ON THE
FINANCIAL STATEMENTS                                     1


FINANCIAL STATEMENTS



Balance Sheets                                           2



Statements of Income                                     3



Statements of Stockholders' Equity                       4



Statements of Cash Flows                                 5-6


Notes to Financial Statements                            7-9



                        Independent Accountant's Report


To the Board of Directors
Multinet International Corporation, Inc.
Las Vegas, Nevada


     I have reviewed the accompanying balance sheet of Multinet International Corporation, Inc. (A Development Stage Company) as of March 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the three - month period then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

The accompanying financial  statements have  been prepared  assuming that  the
Company  will continue  as a  going  concern.   As  discussed in Note 4 to the
financial statements, the Company has not been generating revenue and has suffered recurring losses from operations which raises substantial doubt about
its ability to continue as  a going concern.   Management's plans in regard to
these matters are also described in Note 4.   The financial  statements do not
include any adjustments that might result from the outcome of this uncertainty.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Kyle L. Tingle
Certified Public Accountant

July 17, 2000


MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
(UNAUDITED)


                                    March 31,       December 31,
                                    2000            1999
                                    ---------       ------------

Assets

Current Assets:

Cash                                $5,031          $167

Accounts Receivable                 0               0
                                    -------         ------
Total Current Assets                $5,031          $167
                                    =======         ======
Total Assets                        $5,031          $167
                                    =======         ======

Liabilities and
Stockholders' Equity

Current Liabilities:

Accounts Payable and
Accrued expenses                    $400            $220
                                    -----           -----
Total Current Liabilities           $400            $220
                                    =====           =====


Stockholders' Equity

Common Stock:  $.001 par value,
authorized 25,000,000 shares
issued and outstanding
2,425,500 and at December
31, 1999                                            $2,426
2,431,000 shares at March
31, 2000;                           2,431

Additional Paid In Capital          5,994           499

Accumulated Deficit
During the Development Stage        (3,794)         (2,978)
                                    --------        --------
Total Stockholders' Equity          $4,631          $(53)
                                    --------        --------
Total liabilities and
stockholders' equity                $5,031          $167
                                    ========        ========

See Accompanying Notes to Financial Statements.


MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF INCOME
                                                              May 17, 1996
                                                              (inception) to
                                       March 31,   March 31,  March 31,
                                       2000        1999       2000
                                       ----        ----       --------------

Revenues                               $0          $0         $0

Cost of revenues                       0           0          0
                                       ---         ---        ---
Gross Profits                          $0          $0         $0

Operating, general and
administrative  expenses               816         188        3,794
                                       -----       -----      -----
Operating (loss)                       $(816)      $(188)     $(3,794)

Nonoperating income (expense)          0           0          0
                                       ------      ------     ---------
Net (loss)                             $(816)      $(188)     $(3,794)
                                       ======      ======     =========

Net (loss) per share (Note 2)          $(0.0003)   $(0.0775)  $(0.0096)
                                       =========   =========  =========
Average Number of Shares
of Common Stock Outstanding            2,427,209   2,425      394,698
                                       ==========  =========  =========

See Accompanying Notes to Financial Statements.

MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
(CAPTION)

                                                                   Accumulated
                                                                   (Deficit)
                                                     Additional    During
                              Common      Stock      Paid-In       Development
                             Shares       Amount     Capital       Stage
                             ------       ------     ----------    ------------

Sale of 2,000 shares
May 17, 1996                 2,000        $2         $1,998         $0

Net (Loss)
December 31, 1996                                                   (280)
                             ------       ---        ------         ------
Balance at
December 31, 1996            2,000        $2         $1,998         $(280)

Net (Loss)
December 31, 1997                                                   (85)
                             -------      ---        -------        ------
Balance at
December 31, 1997            2,000        $2         $1,998         $(365)

Director Compensation        425          0          425

Net (Loss)
December 31, 1998                                                   (630)
                             -------      ---        -------        -------

Balance at
December 31, 1998            2,425        $2         $2,423         $(995)

August 15, 1999
thousand for one
stock split                  2,422,575    2,423      (2,423)

Sale of stock
December 16, 1999            500          1          499

Net (Loss)
December 31, 1999                                                   (1,983)
                             ----------   ------     --------       -------
Balance
December 31, 1999            2,425,500    $2,426     $499           $(2,978)

Sale of Stock
March 9, 2000                500          0          500

Sale of Stock
March 31, 2000               5,000        5          4,995

Net (Loss)
March 31, 2000                                                      (816)
                             ---------    -------    ----------     -------
Balance
March 31, 2000               2,431,000    $2,431     $5,994         $(3,794)
                             =========    ======     ======         ========

See Accompanying Notes to Financial Statements.

MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
                                                                  May 17, 1996
                                                                  (inception) to
                                            March 31,   March 31,  March 31,
                                            --------------------------
                                            2000          1999     2000
                                            ----          ----     ----

Cash Flows From Operating Activities

Cash received from customers                 $0           $0       $0

Cash Paid to suppliers and vendors           (636)        (188)    (2,969)
                                             -----        -----    -------
Net Cash (used in) operating activities      $(636)       $(188)   $(2,969)
                                             ------       ------   --------

Cash Flows from Inversting Activities

Capital Expenditures                          $0          $0       $0

Issuance of common stock                      5,500       0        8,000
                                              -----       ---      ------
Net Cash provided by investing activities     $5,500      $0       $8,000
                                              ------      ----     ------

Cash Flows From Financing Activities

Proceeds from notes payable                   $0          $0       $0

Principal payment on notes payable            0           0        0
                                              ---         ---      ---
Net Cash (used in) financing activities       $0          $0       $0
                                              ---         ---      ---

Net increase (decrease) in cash and
cash equivalents                              $4,864      $312     $5,031

Cash and cash equivalents at
beginning of year                             167         1,650    0
                                              ----        -----    -------
Cash and cash equivalents at end of period    $5,031      $1,462   $5,031
                                              ======      ======   =======

See Accompanying Notes to Financial Statements.



MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

                                                                   May 17, 1996
                                                                  (inception) to
                                              March 31,   March 31,  March 31,
                                              2000        1999       2000
                                              ---------   --------- ----------
Reconciliation of Net Loss to Net Cash
(Used in) Operating Activities

Net (loss)                                    $(816)      $(188)    $(3,794)

Adjustments to reconcile net (loss) to cash
(used in) operating activities:

Director Stock Compensation                   0           0          425

Change in assets and liabilities

(Increase) decrease in accounts receivable    0           0          0

Increase (decrease) in accounts payable       180         0          400
                                              -----       ---        -----

Net cash (used in) operating activities       $(636)      $(188)     $(2,969)
                                              ======      ======     ========
Supplemental schedule of non-cash
investing and financing activities
Issue common stock to directors               $0          $0         $425
                                              ======      ======     =======

See Accompanying Notes to Financial Statements.



MULTINET INTERNATIONAL CORPORATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

   The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Nature of business:

Multinet International Corporation, Inc.("Company") was organized May 17, 1996 under the laws of the State of Nevada. The Company was formed to provide experienced management to companies through management contracts or through merger or acquisition. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

A summary of the Company's significant accounting policies is as follows:

Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

 For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000, December 31, 1999, and December 31, 1998.

Income taxes

 Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable
temporary differences.   Temporary differences are the differences between the
reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.


MULTINET INTERNATIONAL CORPORATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies
(continued)

   Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at March 31, 2000, December 31, 1999.

Note 2.	Stockholders' Equity

Common stock

 The authorized common stock of the Company consists of 25,000,000 shares with
par  value  of  $0.001.   On  May 17,  1996, the Company authorized and issued
2,000 shares for $2,000. On May 15, 1998 the Company issued 425 shares, valued at $1.00 per share to directors for services rendered. On August 15, 2000, the Company's shareholders approved a thousand for one stock split of the existing shares. In December 1999, the Company issued 500 shares at $1.00 per
share.   In  March  2000,  the Company issued 5,500 shares at $1.00 per share.

The Company has not authorized any preferred stock.


Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted- average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

    Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,427,209 and 2,425 for the three months ended March 31, 2000 and 1999, respectively and 394,698 from inception through March 31, 2000. As of March 31, 2000 and 1999, the Company had no dilutive potential common shares.

Note 3.	Related Party Transactions
     During the formation and development of the Company, Shogun ("Shogun") Investment Group, Ltd, a related party through common ownership and management, paid for certain filings and expenses. Included in accounts payable and accrued liabilities as of the end of March 31, 2000 and December 31, 1999, the Company owed Shogun $220, related to these advances.

   On June 15, 2000, the Company entered into the Acquisition Merger Agreement with Nikky D. Corporation, a company affiliated through common ownership. Pursuant to the Agreement, upon

MULTINET INTERNATIONAL CORPORATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Related Party Transactions (continued)

    consummation of the Merger Acquisition, NIKKY D. CORPORATION will become a Wholly-Owned Subsidiary of the Company.

    Pursuant to the Acquisition Merger Agreement, at the effective time of the Merger ("July 1st 2000"), each share of the NIKKY D. CORPORATION Common Stock outstanding immediately prior to the Effective Time will be converted into the right to receive, and will be exchangeable for one (1) share of the Company's Common Stock. Based on 2,000,000 of NIKKY D. CORPORATION common stock outstanding at June 30th 2000 the Company will issue 2,000,000 shares of its authorized but unissued stock in the Acquisition Merger which will represent
45.14 % of the total shares of Common Stock to be outstanding immediately following the Acquisition Merger.

    Consummation of the Acquisition Merger is subject to the satisfaction of a number of conditions, including the approval of the Acquisition Merger by the shareholders of NIKKY D. CORPORATION and the Company. in connection with the execution of the Acquisition Merger Agreement, holders of NIKKY D. CORPORATION common stock owning in excess of 51% of NIKKY D. CORPORATION outstanding common stock entered into an agreement to vote their shares in favor of the Acquisition Merger on the same date, shareholders of the Multinet International Corporation, Inc. Company holding in excess of 51% of the Company's common stock entered into a voting agreement to vote their shares in favor of the Acquisition Merger.

The Company believes that the Acquisition Merger will create a combined entity that should help the Company's achieve the strategic goals that it has established.

Note 4.	Going Concern

  The Company's financial statements are prepared in accordance with generally
accepted  accounting  principles  applicable to  a  going  concern.       This
contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has no operations or source of revenue.

On June 15, 2000, the Company signed a definitive agreement to acquire Nikky D.
Corporation,  effective  July  1,  2000.    Nikky  D.  Corporation,  through a
management contract with a Company affiliated through common ownership and management, manages a convenience store in the Phoenix, Arizona area. Revenues are provided for by a management agreement with the convenience store. The business plan contemplates a private placement or merger with a larger operating enterprise to increase its revenue base. Without the realization of additional capital through a merger or sale of securities, it would be unlikely for the Company to continue as a going concern.