Form 10QSB
period 2000-06-30
MULTINET INTERNATIONAL CORP INC
filed 2000-08-21
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
				                    Washington, DC 20549

                            FORM 10-QSB

          [X]	Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

            For the quarterly period ended June 30th, 2000

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

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (b) of the Act:

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
      		RESULTS OF OPERATION.


NOTE REGARDING PROFECTIONS AND FORWARD LOOKING STATEMENTS.

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement,other than statements of historical fact, are forward-looking statements, Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, with those forward-looking statements contained in this Statement.

Plan of Operation-General

In June of this year, Multinet signed a letter of intent to merge with Nikky D. Corporation, an Arizona company that engages in the management of independent
service stations or repair shops connected with the auto industry.   A  formal
agreement was signed in July.


Multinet's objective is to become a leading provider of Auto Station Management to Auto Service Stations, Auto Dealerships and any other online management that will assist in the economic operation of these special services and marketing companies, establishing a niche, providing high quality management. Creating high standards of service to the public and customer involved in the everyday service and at the same time developing loyalty in the company service and marketing department. The Company's strategy is to acquire enough management contacts where by it will be economical to control all inventories and sales through a central internet accounting system. Providing the Auto Service and Auto Dealership operations with an instant read out to their daily operations.

Currently, Nikky D. has a contract with one automobile service station and is looking to expand. If additional income is necessary to continue the Company's operations, management is in the position to extend the Company a line of credit. At the present, the Company has no commitment for capital expenditures.


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

Multinet International Corporation, Inc.

Dated: August 21, 2000	By: /S/
                         Sherri Kresser, Secretary






MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL REPORTS
JUNE 30, 2000
DECEMBER 31, 1999
DECEMBER 31, 1998

MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONTENTS

INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 1

FINANCIAL STATEMENTS
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . 2

Statements of Income. . . . . . . . . . . . . . . . . . . . .3

Statements of Stockholders' Equity . . . . . . . . . . . . . 4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . 5-6

Notes to Financial Statements . . . . . . . . . . . . . . . .7-9



Independent Auditor's Report

To the Board of Directors
Multinet International Corporation, Inc.
Las Vegas, Nevada

I  have audited  the accompanying  balance  sheet  of  Multinet  International
Corporation, Inc. (A Development Stage Company) as of June 30, 2000 and the related statements of income, stockholders' equity, and cash flows for the six months then ended. I have also audited the accompanying balance sheets as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards.
Those standards require that I plan and perform the audit to obtain reasonable assurance  about  whether  the  financial  statements  are  free  of  material
misstatement.   An  audit  includes  examining,  on  a  test  basis,  evidence supporting the  amounts and disclosures in the financial statements.  An audit also  includes  assessing  the  accounting  principles  used  and  significant estimated  made  by  management,  as  well as evaluating the overall financial
statement presentation.  I believe that   my audit provides a reasonable basis
for my opinion.

In my opinion,  the  financial statements referred to above present fairly, in all  material  respects  the  financial  position  of  Multinet  International
Corporation,  Inc.  (A  Development Stage Company) as of June 30, 2000 and the
results of its operations  and  cash  flows  for the six months then ended, in
conformity  with  generally  accepted accounting  principles.   The  financial
statements referred to above  present  fairly,  in  all material respects, the financial position of Multinet International Corporation,  Inc. (A Development
Stage Company) as of  December  31,  1999  and  1998  and  the  results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has not been generating revenue and has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
Kyle L. Tingle
Certified Public Accountant

July 6, 2000



MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
June 30, 2000 and December 31, 1999 and 1998

                                      June 30,    December 31,    December 31,
                                      2000        1999            1998
                                      --------    ------------    ------------

ASSETS

CURRENT ASSETS

Cash                                  $3,681      $167            $1,650

Accounts receivable                   0           0               0
                                      --------    ---------       ----------
Total Current Assets                  $3,681      $167            $1,650
                                      ========    =========       ==========
Total assets                          $3,681      $167            $1,650
                                      ========    =========       ==========


LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable
and
Accrued Expenses (Note 3)             $650        $220            $220
                                      ---------   ----------      ----------
Total current liabilities             $650        $220            $220
                                      =========   ==========      ==========

STOCKHOLDERS' EQUITY

Common stock: $.001 par value;
authorized 25,000,000 shares;
issued and outstanding

2,425 shares at December 31, 1998;                                $2

2,425,500 shares at December 31, 1999;            $2,426

2,431,000 shares at June 30, 2000;    $2,431

Additional Paid in Capital            5,994       499             2,423

Accumulated deficit during
development stage                     (5,394)     (2,978)         (995)
                                      --------    --------        -------
Total Stockholders' equity            $3,031      $(53)           $1,430
                                      ========    ========        =======
Total Liability and
Stockholders' Equity                  $3,681      $167            $1,650
                                      ========    ========        =======

See accompanying Notes to Financial Statements.



MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF INCOME
Six months ended June 30, 2000
And Years ended December 31, 1999 and 1998


                                                        May 17, 1996
                                                        (inception) to
                            March 31,    March 31,      March 31,
                            2000         1999           2000
                            ---------    ---------      ---------------


Revenues (Note 4)           $0           $0             $0

Cost of revenue             0            0              0
                            ----         ----           ----
Gross profit                $0           $0             $0

Operating, general
and administrative
expenses                    816          188            3,794
                            -------      -------        -------
Operating (loss)            $(816)       $(188)         $(3,794)

Nooperating income
(expense)                   0            0              0
                            -------      -------        --------
Net (loss)                  $(816)       $(188)         $(3,794)
                            =======      =======        ========

Net (loss) per share
(Note 2)                    $(0.0003)    $(0.0775)      $(0.0096)
                            =========    =========      =========
Average Number of Shares
of Common Stock Outstanding 2,427,209    2,425          394,698
                            =========    ======         =======

See accompanying Notes to Financial Statements.



 MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS EQUITY
Six months ended June 30, 2000
And Years ended December 31, 1999 and 1998

See accompanying Notes to Financial Statements.



MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2000
And Years ended December 31, 1999 and 1998


                                                            Accumulated
                                                            (Deficit)
                                               Additional   During
                              Common Stock     Paid in      Development
                            Shares    Amount   Capital      Stage
                            ------    ------   ----------   -----------
Sale of 2,000 shares
May 17, 1996                2,000     $2       $1,998       $0

Net (Loss)
December 31, 1996                                           (280)
                            ------    ----     -------      -----
Balance at
December 31, 1996           2,000     $2       $1,998       $(280)

Net (Loss),
December 31, 1997                                           $(85)
                            ------    ----     -------      ------
Balance at
December 31, 1997           2,000     $2       $1,998       $(365)

Director Compensation       425       0        425

Net (Loss)
December 31, 1998                                           (630)
                            ------    ----     --------     --------
Balance at
December 31, 1998           2,425     $2       $2,423       $(995)

August 15, 1999
thousand for one
stock split                 2,422,575  2,423  (2,423)

Sale of stock
December 31, 1999           500       1       499

Net (Loss)
December 31, 1999                                           (1,983)
                            -----     ------  ----------    ----------
Balance at
December 31, 1999           2,422,575 2,426   $499          $(2,978)

Sale of stock
March 9, 2000               500       0       500

Sale of Stock
March 31, 2000              5,000     5       4,995

Net (Loss)
June 30, 2000                                               (2,416)
                            -------   ------  ------------  ------------
Balance at June 30, 2000    2,431,000 $2,431  $5,994        $(5,394)

See accompanying Notes to Financial Statements.


MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2000
And Years ended December 31, 1999 and 1998


                                                                May 17, 1996
                                                                (inception) to
                      June 30,     December 31,    December 31, June 30,
                      2000         1999            1998         2000
                      --------     ------------    ------------ ------------


Cash Flows From
Operating Activities

Cash received from
customers             $0           $0              $0           $0

Cash paid to
suppliers and
vendors               (1,986)      (1,983)         (350)        (4,319)
                      -------      -------         -------      --------
Net cash (used in)
operating activities  $(1,986)     $(1,983)        $(350)       $(4,319)
                      --------     --------        ------       --------


Cash Flows From
Investing Activities

Capital Expenditures  $0           $0               $0          $0

Issuance of
Common Stock          5,500        500              0           8,000
                      --------     ---------        -------     ----------


Cash Flows From
Financing Activities

Proceeds from
notes payable         $0           $0                $0          $0

Principal paymanets
on notes payable      0            0                 0           0
                      ---------    ----------        --------    ----------

Net Cash (used in)
financing activities  $0            $0               $0          $0

Net increase
(decrease) in
cash and
cash equivalents      $3,514        $(1,483)         $(350)      $3,681

Cash and
Cash Equivalents at
beginning of year     167           1,650            2,000       0
                      -------       ---------        ---------   ----------

Cash and
Cash Equivalents at
end of year           $3,681        $167             $1,650      $3,681
                      ========      =========        ==========  ===========

See accompanying Notes to Financial Statements.

MULTINET INTERNATIONAL CORPORATION, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2000 and 1999
(Unaudited)

                                                                 May 17, 1996
                                                                (inception) to
                      June 30,      December 31,     December 31, June 30,
                      2000          1999             1998         2000
                      --------      ------------     -----------  -----------


Reconciliation of
Net Loss to Net Cash
(Used in)
Operating Activities  $(2,416)      $(1,983)         $(630)       $(5,394)

Net (Loss)

Adjustments to
reconcile net (loss)
to cash (used in)
operating activities

Director stock
compensation          0             0                425          425

Change in
assets and
liabilities

(Increase)
Decrease in
accounts receivable   0              0               0            0

Increase
(Decrease) in
accounts payable      430            0               (145)        650
                      --------       ----------      -------      ---------

Net cash (used in)
operating
activities            $(1,986)      $(1,983)         $(350)       $(4,319)
                      =========     ===========      =======      =========


Supplemental
schedule of non-
cash investing
and financing
activities

Issue Common Stock
to Directors          $0             $0              $425         $425
                      ==========     ==========      ========     =========

See Accompanying Notes to Finanacial Statements.


MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000 December 31, 1999 and 1998

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business:

Multinet International Corporation, Inc. ("the Company") was organized May 17, 1996 under the laws of the State of Nevada. The Company was formed to provide experienced management to companies through management to companies through management contracts or through merger or acquisition. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

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


Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at June 30, 2000, December 31, 1999 and 1998.


MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000 December 31, 1999 and 1998

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

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,429,104 during 2000, 918,393 during 1999, 2,268 during 1998, and 517,823 since inception. As of June 30, 2000 and December 31, 1999, and 1998, the Company had no dilutitive potential common shares.

Note 3.  Related Party Transactions

During the formation and development of the Company, Shogun ("Shogun") Investment Group, Ltd. A related party through common ownership and management,
paid for certain filings and  expenses.    Included  in  accounts  payable and
accrued liabilities as of the end of June 30, 2000, December 31, 1999 and 1998, the Company owed Shogun $305, $220, and $220, respectively, related to these advances. On June 15, 2000, the Company signed a definitive agreement to be acquired by Multinet International, Inc. , a Company related through common ownership.

Note 4.  Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has no operations or source of revenue. On June 15, 2000, the Company signed a definitive agreement to acquire Nikky D. Corporation, effective July 1, 2000. Nikky D. Corporation, through a management contract with a Company affiliated through common ownership and management, manages a convenience store in the Phoenix, Arizona area. Revenues are provided for by a management agreement with the convenience store. The business plan contemplates a private placement or merger with a larger operating enterprise to increase its revenue base. Without the realization of additional capital through a merger of sale of securities, it would be unlikely for the Company to continue as a going concern.