Form 10QSB
period 2000-09-30
MULTINET INTERNATIONAL CORP INC
filed 2000-11-08
CIK 1104161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER: 000-29107

                    Multinet International Corporation, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                88-0441388
----------------------------------------    --------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

  8100 West Sahara, Suite 200
      Las Vegas, Nevada                            89117
----------------------------------------    --------------------
(Address of principal executive offices)         (Zip Code)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      At September 30, 2000, there were outstanding 4,432,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                    MULTINET INTERNATIONAL CORPORATION, INC.

                                Table of Contents

Contents                                                        Page
--------                                                        ----

PART I - FINANCIAL INFORMATION .................................. 1

Item 1.  Financial Statements ................................... 1

Item 2.  Management's Discussion and Analysis .................. 14

PART II - OTHER INFORMATION .................................... 17

Item 6.  Exhibits and Reports on Form 8-K ...................... 17

SIGNATURES ..................................................... 18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                    MULTINET INTERNATIONAL CORPORATION, INC.


                                    Contents



INDEPENDENT  AUDITOR'S  REPORT  ON THE  CONSOLIDATED  FINANCIAL
STATEMENTS ...........................................................   1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets .......................................   2

   Consolidated Statements of Income .................................   3-4

   Consolidated Statements of Stockholders' Equity ...................   5

   Consolidated Statements of Cash Flows .............................   6-9

   Notes to Consolidated Financial Statements ........................  10-13

Independent Auditor's Report


To the Board of Directors
Multinet International Corporation, Inc.
Las Vegas, Nevada


I have  audited the  accompanying  consolidated  balance  sheet of Multinet
International Corporation, Inc. as of September 30, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the nine months then ended. I have also audited the accompanying balance sheets as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multinet International Corporation, Inc. as of September 30, 2000 and the results of its operations and cash flows for the nine months then ended, in conformity with generally accepted accounting principles. The consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multinet International Corporation, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



Kyle L. Tingle
Certified Public Accountant


October 27, 2000
Henderson, Nevada

                    MULTINET INTERNATIONAL CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS
                September 30, 2000 and December 31, 1999 and 1998




                                                                               September 30,    December 31,      December 31,
                                                                                        2000            1999              1998
                                                                              --------------   -------------    --------------

                                                     ASSETS
          CURRENT ASSETS
               Cash                                                           $         497    $       2,284     $       5,506
               Prepaid expenses                                                       1,159              159                 0
                                                                              -------------    -------------     -------------

                      Total current assets                                    $       1,656    $       2,443     $       5,506
                                                                              =============    =============     =============

                                     Total assets                             $       1,656    $       2,443     $       5,506
                                                                              =============    =============     =============


                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Outstanding checks in excess of bank balance                   $       1,345    $           0     $           0
               Accounts payable and accrued expenses                                    730              700               220
               Federal and state income tax payable                                       0                0               676
               Due to related parties (Note 1)                                       10,868                0                 0
                                                                              -------------    -------------     -------------

                      Total current liabilities                               $      12,943    $         700     $         896
                                                                              =============    =============     =============


          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding
                  4,425 shares at December 31, 1998                           $                $                 $           4
                  4,425,500 shares at December 31, 1999;                                               4,426
                  4,432,000 shares at September 30, 2000;                             4,432
               Additional Paid In Capital                                             6,993              499             4,421
               Accumulated deficit                                                  (22,712)          (3,182)              185
                                                                              --------------   --------------    -------------

                      Total stockholders' equity                              $     (11,287)   $       1,743     $       4,610
                                                                              ==============   ==============    ==============

                                     Total liabilities and
                                     stockholders' equity                     $       1,656    $       2,443     $       5,506
                                                                              ==============   ==============    ==============








         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    Nine Months Ended September 30, 2000 and
                     Years Ended December 31, 1999 and 1998



                                                              September 30,     September 30,      December 31,      December 31,
                                                                       2000             1999              1999             1998
                                                              --------------    -------------     -------------    -------------
                                                                                (unaudited)

       Revenues (Notes 1 and 3)                               $     103,523     $     90,821     $     133,394     $     78,000

       Cost of revenue                                                    0                0                 0                0
                                                              --------------    -------------    --------------    -------------

                  Gross profit                                $     103,523     $     90,821     $     133,394     $     78,000

       Operating, general and administrative expenses
          Salaries and payroll taxes                          $      87,035     $     54,552     $      88,083     $          0
          Management fees                                            12,150           21,192            25,692           51,179
          Other operating expenses                                   23,868           17,715            22,986           29,723
                                                              --------------    -------------    --------------    -------------

             Operating, general and
                  administrative expenses                     $     123,053     $     93,459     $     136,761     $     80,902
                                                              --------------    -------------    --------------    -------------

                  Operating (loss)                            $     (19,530)    $     (2,638)    $      (3,367)    $     (2,902)

       Nonoperating income (expense)                                      0                0                 0                0
                                                              --------------    -------------    --------------    -------------

                  Net (loss) before income taxes              $     (19,530)    $     (2,638)    $      (3,367)    $     (2,902)
                                                              --------------    -------------    --------------    -------------

       Federal and state income taxes                                     0                0                 0              676
                                                              --------------    -------------    --------------    -------------

                  Net (loss)                                  $     (19,530)    $     (2,638)    $      (3,367)    $     (3,578)
                                                              ==============    =============    ==============    =============


                  Net (loss) per share (Note 2)               $     (0.0044)    $    (0.0035)    $     (0.0020)      $  (0.8086)
                                                              ==============    =============    ==============    =============

                  Average Number of Shares
                  of Common Stock Outstanding                     4,429,978          749,284         1,675,801            4,268
                                                              ==============    =============    ==============    =============





         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                               Three Months Ended
                           September 30, 2000 and 1999
                                   (Unaudited)



                                                                                                 September 30,     September 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------

       Revenues (Notes 1 and 3)                                                                  $      27,761     $     32,847

       Cost of revenue                                                                                       0                0
                                                                                                 -------------     ------------

                  Gross profit                                                                   $      27,761     $     32,847

       Operating, general and administrative expenses
          Salaries and payroll taxes                                                             $      28,008     $     26,456
          Management fees                                                                                1,150            4,500
          Other operating expenses                                                                      14,996            4,647
                                                                                                 -------------     ------------
             Operating, general and
                  administrative expenses                                                        $      44,504     $     35,603
                                                                                                 -------------     ------------

                  Operating (loss)                                                               $     (16,743)    $     (2,756)

       Nonoperating income (expense)                                                                         0                0
                                                                                                 -------------     ------------

                  Net (loss) before income taxes                                                 $     (16,743)    $     (2,756)
                                                                                                 -------------     ------------

       Federal and state income taxes                                                                        0                0
                                                                                                 -------------     ------------

                  Net (loss)                                                                     $     (16,743)    $     (2,756)
                                                                                                 =============     ============


                  Net (loss) per share (Note 2)                                                  $     (0.0038)    $    (0.0012)
                                                                                                 =============     ============

                  Average Number of Shares
                  of Common Stock Outstanding                                                        4,431,696        2,214,713
                                                                                                 =============     ============








         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    Nine Months Ended September 30, 2000 and
                     Years Ended December 31, 1999 and 1998




                                                                       Common Stock                 Additional
                                                              -------------------------------        Paid-In          Accumulated
                                                                   Shares          Amount            Capital           (Deficit)
                                                              -------------     -------------    -------------     -----------------




          Balance at December 31, 1997                                4,000     $          4     $       3,996     $      3,763

          Director Compensation                                         425                0               425

          Net (Loss), December 31, 1998                                                                                  (3,578)
                                                              -------------     ------------     -------------     -------------

          Balance at December 31, 1998                                4,425     $          4     $       4,421     $        185

          August 15, 1999, thousand
              for one stock split                                 4,422,575            4,423            (4,421)

          Sale of stock, December 16, 1999                              500                1               499

          Net (Loss), December 31, 1999                                                                                  (3,367)
                                                              -------------     ------------     -------------     -------------

          Balance at December 31, 1999                            4,425,500     $      4,426     $         499     $     (3,182)

          Sale of stock, March 9, 2000                                  500                0               500

          Sale of stock, March 31, 2000                               5,000                5             4,995

          Sale of stock July 28, 2000                                 1,000                1               999
          Net (Loss), September 30, 2000                                                                                (19,530)
                                                              -------------     ------------     -------------     -------------

          Balance at September 30, 2000                           4,432,000     $      4,432     $       6,993     $    (22,712)
                                                              =============     ============     =============     =============









         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 2000 and
                     Years Ended December 31, 1999 and 1998


                                                              September 30,     September 30,    December 31,      December 31,
                                                                       2000             1999              1999             1998
                                                              -------------     ------------     -------------     ------------
                                                                                (Unaudited)

         Cash Flows From Operating Activities
             Cash received from customers                     $     103,523     $     90,821     $     133,394     $     78,000
             Cash paid to suppliers and vendors                    (122,678)         (93,874)         (137,116)         (81,613)
                                                              -------------     ------------     -------------     ------------

                  Net cash (used in) operating
                     activities                               $     (19,155)    $     (3,053)    $      (3,722)    $     (3,613)
                                                              -------------     ------------     -------------     ------------

         Cash Flows From Investing Activities
             Net borrowings (payments to)
                  related parties                             $      10,868     $          0     $           0     $          0
             Capital expenditures                                         0                0                 0                0
             Issuance of common stock                                 6,500                0               500                0
                                                              -------------     ------------     -------------     ------------

                  Net cash provided by investing
                     activities                               $      17,368     $          0     $         500     $          0
                                                              -------------     ------------     -------------     ------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                      $           0     $          0     $           0     $          0
             Principal payments on notes payable                          0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Net cash (used in) financing
                     activities                               $           0     $          0     $           0     $          0
                                                              -------------     ------------     -------------     ------------

                  Net increase (decrease) in cash
                     and cash equivalents                     $       1,787     $     (3,053)    $      (3,222)    $     (3,613)

         Cash and cash equivalents at
             beginning of year                                        2,284            5,506             5,506            9,119
                                                              -------------     ------------     -------------     ------------
         Cash and cash equivalents at end of year             $         497     $      2,453     $       2,284     $      5,506
                                                              =============     ============     =============     ============







         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 2000 and
                     Years Ended December 31, 1999 and 1998


                                                              September 30,     September 30,    December 31,      December 30,
                                                                       2000             1999             1999             1998
                                                              -------------     ------------     -------------     ------------
                                                                                (Unaudited)

         Reconciliation of Net Loss to Net Cash (Used
             In) Operating Activities

         Net (Loss)                                           $     (19,530)    $     (2,638)    $      (3,367)    $     (3,578)
         Adjustments to reconcile net (loss) to cash
             (used in) operating activities:
             Director stock compensation                                  0                0                 0              425
             Change in assets and liabilities
               (Increase) decrease in prepaid expenses               (1,000)            (159)             (159)               0
               Increase (decrease) in accounts payable                1,375             (256)             (196)            (460)
                                                              -------------     ------------     -------------     ------------

                  Net cash (used in)
                    operating activities                      $     (19,155)    $     (3,053)    $      (3,722)    $     (3,613)
                                                              ==============    ============     =============     ============



          Supplemental schedule of non-cash
             investing and financing activities
          Issue common stock to directors                     $           0     $          0     $           0     $        425
                                                              =============     ============     =============     ============










         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS
                               Three Months Ended
                           September 30, 2000 and 1999
                                   (Unaudited)

                                                                                                 September 30,     September 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------

         Cash Flows From Operating Activities
             Cash received from customers                                                        $      27,761     $     32,847
             Cash paid to suppliers and vendors                                                        (43,809)         (35,156)
                                                                                                 -------------     ------------

                  Net cash (used in) operating
                     activities                                                                  $     (16,048)    $     (2,309)
                                                                                                 -------------     ------------

         Cash Flows From Investing Activities
             Net borrowings (payments to)
                  related parties                                                                $      10,868     $          0
             Capital expenditures                                                                $           0     $          0
             Issuance of common stock                                                                    1,000                0
                                                                                                 -------------     ------------

                  Net Cash provided by investing
                     activities                                                                  $      11,868     $          0
                                                                                                 -------------     ------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                                                         $           0     $          0
             Principal payments on notes payable                                                             0                0
                                                                                                 -------------     ------------

                  Net Cash (used in) financing
                     activities                                                                  $           0     $          0
                                                                                                 -------------     ------------

                  Net increase (decrease) in cash
                     and cash equivalents                                                        $      (4,180)    $     (2,309)

         Cash and cash equivalents at
             beginning of period                                                                         4,677            4,762
                                                                                                 -------------     ------------

         Cash and cash equivalents at end of period                                              $         497     $      2,453
                                                                                                 =============     ============







         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS
                               Three Months Ended
                           September 30, 2000 and 1999
                                   (Unaudited)

                                                                                                 September 30,     September 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------

         Reconciliation of Net Loss to Net Cash (Used
             In) Operating Activities

         Net (Loss)                                                                              $     (16,743)    $     (2,756)
         Adjustments to reconcile net (loss) to cash
             (used in) operating activities:
             Director stock compensation                                                                     0                0
             Change in assets and liabilities
               (Increase) decrease in accounts receivable                                                    0                0
               Increase (decrease) in accounts payable                                                     695              447
                                                                                                 -------------     ------------

                  Net cash (used in)
                    operating activities                                                         $     (16,048)    $     (2,309)
                                                                                                 ==============    ============



          Supplemental schedule of non-cash
             investing and financing activities
          Issue common stock to directors                                                        $           0     $          0
                                                                                                 =============     ============









         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 2000 and December 31, 1999 and 1998


Note 1.  Nature of Business and Significant Accounting Policies

         Nature of business
         ------------------

         Multinet International Corporation, Inc. ("Company") was organized May 17, 1996 under the laws of the State of Nevada. The Company was formed to provide experienced management to companies through management contracts or through merger or acquisition. Currently, it manages one convenience store in the Phoenix, Arizona through Nikky D Corporation, a wholly owned subsidiary.

         A  summary  of the  Company's  significant  accounting  policies is as follows:
         ----------------------------------------------------------------------

         Estimates
         ---------

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

         Interim Financial Statements
         ----------------------------

         The financial statements for the three months and nine months ended September 30, 1999 are unaudited and should be read in conjunction with the Company's annual financial statements for the years ended December 31, 1999 and 1998 and the nine months ended September 30, 2000. Such interim statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and Nikky D Corporation, a wholly owned subsidiary. All
         significant   intercompany   accounts   and   transactions   have  been
         eliminated.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 2000 and December 31, 1999 and 1998


Note 1.  Nature of Business and Significant Accounting Policies (continued)

         Business Combination
         --------------------

         Business combinations which have been accounted for under the pooling-of-interests method of accounting combine the assets, liabilities , and stockholders' equity of the acquired entities with the respective accounts of the Company. Prior period financial statements have been restated to give effect to the acquisition (see
         Note 3).

         Cash
         ----

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2000, December 31, 1999, and December 31, 1998.

         Income taxes
         ------------

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

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at September 30, 2000, December 31, 1999, and 1998.

         Due to Related Parties
         ----------------------

         Companies affiliated through common ownership have advanced funds for the ongoing operations of the company. These are anticipated to be repaid through current operations of the company.

         Revenue Recognition
         -------------------

         The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 2000 and December 31, 1999 and 1998

Note 2.  Stockholders' Equity

         Common stock
         ------------

         The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001.. On August 15, 1999, the Company's shareholders approved a thousand for one stock split of the existing shares. On June 15, 2000, the Company authorized and issued 2,000,000 shares to acquire Nikky D Corporation.

         The Company has not authorized any preferred stock.


         Net loss per common share
         -------------------------

         Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,429,978 during 2000; 1,675,801 during 1999, and 4,268 during 1998. As of September 30, 2000 and December 31, 1999, and 1998, the Company had no dilutive potential common shares.

Note 3.  Acquisitions

         On July 1, 2000, the Company completed its acquisition of Nikky D Corporation ("Nikky D"), in which Nikky D became a wholly owned subsidiary of the Company, The Company exchanged 2,000,000 shares of common stock for all the outstanding shares of Nikky D. The acquisition was a recorded using the pooling method of accounting and accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Nikky D for all periods ended. Nikky D's revenues for the six months ended June 30, 2000 (date of acquisition) and years ended December 31, 1999 and 1998 were $75,762, $133,394, and $78,000, respectively. Nikky D's net loss for the six months ended June 30, 2000 (date of acquisition) and years ended December 31, 1999 and 1998 were $(371), $(1,384), and $(2,948), respectively.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 2000 and December 31, 1999 and 1998

Note 4.  Going Concern

         The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

         On July 1, 2000, the Company acquired Nikky D. Corporation. Nikky D. Corporation, through a management contract with a Company affiliated through common ownership and management, manages a convenience store in the Phoenix, Arizona area. Revenues are provided for by a management agreement with the convenience store.

         The business plan contemplates equity funding or financing to acquire other business or operating enterprises. The Company also seeks to acquire additional management agreements to manage convenience stores in the Phoenix, Arizona region.

         As of September 30, 2000, the Company's revenues are not sufficient to cover expenses of the Company. Shortfalls have been covered by advances from parties related by common ownership. Without the realization of increased revenues or additional capital through financing or sale of securities, it would be unlikely for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

        This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect the Company's assumptions and beliefs based on information currently available. Words such as "believes", "expects", "intends", "plans", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized.

         If any of the Company's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, actual results may differ materially from those indicated by the forward-looking statements. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, the Company's ability to acquire additional management contracts, the Company's ability to raise capital in the future, the retention of its management staff, and changes in the need for the Company's management services.

GENERAL OVERVIEW

         Multinet International   Corporation, Inc. (the  "Company") provides
integrated management services for newly and fully operating automotive service stations, dealerships, and convenience stores. The Company's corporate office is based in Las Vegas, Nevada.

         The integrated management package provided by the Company includes consulting services for general accounting and management matters. The Company intends to continue and improve its services, which will include the development of a central accounting and management system known as "the Multinet Connection", which will provide management and accounting services via the
Internet and telecommunications, offering a centralized organization of inventory, accounting and sales records. The Company's management services include the following:

     o hiring and training of managerial staff ranging from general managers to cashiers and attendants

     o general site  management  and employee  retention

     o training   employees  to  use  computer   equipment  for  full  service
       station operations, including credit card and lottery sales transactions

     o general accounting, including daily inventory, revenues, and payroll records, and maintenance of financial statements

         The Company provides these services through its subsidiary, Nikky D. Corporation, to Fernando's Mobile Station located in Phoenix, Arizona. The Company intends to expand its client base by acquiring additional management service contracts with automotive service stations, dealerships, and convenience stores, primarily targeting newly operating stations in the Phoenix, Arizona area. The Company anticipates great need for its specialized management services by these newly operating stations, so that they can concentrate on their core operations. The Company also plans to expand its client base and management team through strategic acquisitions, in order to continue developing and enhancing the scope of its managerial services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. For the three months ended September 30, 2000, revenues were approximately $28,000, a decrease of approximately $5,000, or 15%, versus revenues of approximately $33,000 for the three months ended September 30, 1999. The decrease in revenues for the 2000 period was due primarily to a decrease in the amount of management services provided to the Company's client, Fernando's Mobile Station, located in Phoenix, Arizona.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, increased to 160% for the three months ended September 30, 2000 as compared to 108% for the three months ended September 30, 1999. This increase in operating expenses for the three months ended September 30, 2000 occurred primarily due to expansion of the Company in acquiring its wholly-owned subsidiary, Nikky D. Corporation, including accounting and legal fees.

         NET LOSSES. For the three months ended September 30, 2000, net losses were approximately $17,000, compared to $3,000 for the three months ended September 30, 1999. This increase was due primarily to the Company's increased operating, general and administrative expenses associated with its increased management consulting services.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. For the nine months ended September 30, 2000, revenues were approximately $104,000, an increase of approximately $13,000, or 14%, versus revenues of approximately $91,000 for the nine months ended September 30, 1999. The increase in revenues for the 2000 period was due primarily to an increase of management consulting services, including service station management, to the Company's client, Fernando's Mobile Station, located in Phoenix, Arizona.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, increased to 119% for the nine months ended September 30, 2000 as compared to 103% for the nine months ended September 30, 1999. This increase in operating expenses for the nine months ended September 30, 2000 occurred primarily due to expansion of the Company in acquiring its wholly-owned subsidiary, Nikky D. Corporation, including accounting and legal fees. Additional operating expenses were incurred in April of 1999, when the Company's subsidiary began incurring payroll expenses, including salaries and payroll taxes, for provision of its management services.

         NET LOSSES. For the nine months ended September 30, 2000, net losses were approximately $20,000, compared to $3,000 for the nine months ended September 30, 1999. This increase was due primarily to the Company's increased operating, general and administrative expenses associated with its increased management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

         The ability of the Company to satisfy its obligations depends in part upon its ability to reach a profitable level of operations, securing short and long-term financing to continue development of its management services, and the acquisition of additional management contracts and subsidiaries. There is no assurance that short and long-term financing can be obtained to fulfill the Company's capital needs. Without the short or long-term financing, the Company will attempt to sell additional common stock to meet its current and future capital needs. If the Company is not able to obtain either short or long-term funding, additional management contracts, or funding through the sale of its common stock, the Company would be unlikely to continue its operations.

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.                                 Description
-----------       ----------------------------------------------------

2.1                     Plan of Acquisition
                         (Incorporated by reference from Exhibit 2.1
                          of Form 8-K filed July 21, 2000).

3.1                     Articles of Incorporation
                          of Multinet International Corporation, Inc.
                         (Incorporated by reference from Exhibit 3.1
                          of Form 8-K filed October 27, 2000).

3.2                     Bylaws
                          of Multinet International Corporation, Inc.
                         (Incorporated by reference from Exhibit 3.2
                          of Form 8-K filed July 21, 2000).

27.1                    Financial Data Schedule
                          For period ending September 30, 2000.


(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on October 27, 2000 regarding expansion of the Company's business.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Multinet International Corporation, Inc.
                   -----------------------------------------
                                  (Registrant)

Date:  November 7, 2000

/s/ GLEN BROW
    ---------
    GLEN BROW
    PRESIDENT

Date:  November 7, 2000

/s/ SHERRI HENDERSON
    ----------------
    SHERRI HENDERSON
    SECRETARY