Form 10KSB
period 2000-12-31
MULTINET INTERNATIONAL CORP INC
filed 2001-04-02
CIK 1104161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended December 31, 2000.
                                            -----------------

[ ] Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
    Exchange Act of 1934.

    For the transition period from __________ to __________.


                      Commission File Number:  000-29107
                                               ---------

                    Multinet International Corporation, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                       88-0441388
-------------------------------                     -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                       8100 West Sahara Avenue, Suite 200
                             Las Vegas, Nevada 89117
                     --------------------------------------
                    (Address of principal executive offices)

                                 (702) 966-0600
                            -------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 4,431,000 issued and outstanding as of December 31, 2000.

Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $175,462.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Currently, there is no trading market for Multinet International Corporation, Inc.'s stock. The Registrant has filed an application to be listed on the NASD Over-The-Counter-Bulletin-Board (OTCBB), which is pending as of the date of this report.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]


                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business......................................   3
    Item 2.  Description of Property......................................   8
    Item 3.  Legal Proceedings............................................   8
    Item 4.  Submission of Matters to a Vote of Security Holders..........   8

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......  9
    Item 6.  Management's Discussion and Analysis or Plan of Operation..... 10
    Item 7.  Financial Statements.......................................... 11
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................ 23

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act............................................... 24
    Item 10. Executive Compensation........................................ 26
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management................................................. 27
    Item 12. Certain Relationships and Related Transactions................ 28
    Item 13. Exhibits and Reports on Form 8-K.............................. 28

SIGNATURES   .............................................................. 29

EXHIBIT 21.1 ..............................................................E-1

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS.

         a.       Business Development

         Multinet International Corporation, Inc. (the "Company") was incorporated on May 16, 1996 with its purpose to create and operate any and all legal business on the Internet. In addition, the Company's management attempted to expand into land acquisitions, which proved to be unsuccessful at that time. At that time, the Company was seeking to engage in a merger or acquisition with operating business entities in order to carry on its purpose of operating an Internet business.

         On July 1, 2000, Multinet International Corporation, Inc. acquired Nikky D. Corporation as a wholly-owned subsidiary. Multinet International Corporation, Inc.'s management decided to create a niche in the online management business, by focusing on the management of automotive service stations and convenience stores. The Company's management services would provide a centralized management system, including an online accounting and management system. Through Nikky D. Corporation, which has a management contract with Fernando's Mobil Station located in Phoenix, Arizona, Multinet International Corporation, Inc. established its first client in the management business.

         b.       Business of Issuer

Principal Products or Services

         Multinet International Corporation, Inc., strengthened by its acquisition of Nikky D. Corporation (the "Subsidiary"), a wholly owned subsidiary, provides integrated management services for automotive service stations, dealerships, and convenience stores. The combined effort of the Company's experienced Officers and the Subsidiary's management team with over twenty years of experience offers a management package specializing in the start-up and managerial organization of both newly and fully operating convenience stores located in automotive service stations.

         The integrated management package provided by the Company includes consulting services for general accounting and management matters. The Company intends to continue and improve its services for additional management contracts, and those clients acquired through its subsidiaries. These management services consist of:

o hiring and training of managerial staff ranging from general managers to cashiers and attendants

o general site management  and employee  retention

o training employees to use computer equipment for full service station operations, including credit card and lottery sales transactions

o general accounting, including daily inventory, revenues, and payroll records, and maintenance of financial statements.

         The Company provides these services through its subsidiary, Nikky D. Corporation, to Fernando's Mobil Station located in Phoenix, Arizona. This management contract was a related party transaction. At the time the management contract was negotiated between Nikky D. Corporation and Fernando's Mobil Station, Jose F. Garcia and his sister Maria Victoria Melgar each owned 50% of Nikky D. Corporation and 50% of Fernando's Mobil Station. Currently, Fernando's Mobil Station is the Company's sole customer, through Nikky D. Corporation. The management contract between Nikky D. Corporation, the Company's wholly owned subsidiary, and Fernando's Mobil Station is perpetual until such time as both parties agree, in writing, to terminate such agreement.

         As the Company expands, it intends to develop a central accounting and management system known as "the Multinet Connection", which utilizes state-of-the-art technology to efficiently organize and maintain the ongoing management needs of a full-service station. The Multinet Connection will provide management and accounting services via the Internet and telecommunications, offering a centralized organization of inventory, accounting and sales records. This Internet-based system will offer a complete range of management services, at a cost typically less than that for in-house site management. The Multinet Connection will allow clients to enter information in an organized manner into a centralized Internet system, and will inform the Company of any additional consulting services required.

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

         The Company is in a competitive business with other companies that provide management services. The Company intends to create a unique niche in the management business, by providing integrated accounting and management services geared specifically for automotive service stations, dealerships, and convenience stores.

Risk Factors Related to Multinet International Corporation, Inc.

1.       We Have a Limited Operating History.

         Prior to our acquisition of Nikky D. Corporation (a wholly-owned subsidiary), we had no operations while we were seeking strategic business acquisitions. Currently, our operations are based solely on the management contract between Nikky D. Corporation and Fernando's Mobile Station, located in Phoenix, Arizona. If this management agreement between Nikky D. Corporation and Fernando's Mobile Station ceases, we will have no operations until we acquire additional management contracts with other automotive service stations, dealerships, and/or convenience stores. There is no assurance that we will be successful in obtaining additional clients in the future. Further, we will be subject to additional risks, including undercapitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition.

2. We Need Additional Capital; Our Auditor Has Expressed a Going Concern Qualification.

         We do not anticipate the receipt of significant profits until we acquire additional management contracts with more clients and/or additional financing is obtained. Our independent auditor has expressed this as a "going concern" qualification in the Independent Auditors' Report on, and footnotes to, our financial statements.

3.       We Currently Have Only One Customer and Limited Services.

         Currently, our operations are based solely on the management contract between Nikky D. Corporation and Fernando's Mobile Station, located in Phoenix, Arizona. We have no arrangement, agreement or understanding to provide management services for any other customer at the present time and we have only limited services available currently.

         There can be no assurance that we will acquire the funding necessary to fully implement our business plan. We are dependent on the efforts of our management to obtain the funding necessary in order to continue and expand our operations on a competitive basis.

4. We Are Dependent upon Management Whose Experience and/or Time Commitment Is Limited.

         We will be dependent upon our executive officers and directors, who do not receive monetary compensation currently or in the foreseeable future. The loss of the services of any of these individuals could be expected to have a material adverse effect on us. Presently, except for our executive officers and directors, Multinet International Corporation, Inc. has no personnel, except through its wholly-owned subsidiary, Nikky D. Corporation, which has 4 full-time employees and 2 part-time employees. For the foreseeable future, we have no plans to employ any other personnel except a staff of research and development software specialists. Accordingly, until such time, if ever, as we are successful in attracting and employing capable personnel in all aspects of the management business, we intend to rely upon the judgment and conclusions of our current management.

5.       Our Management May Be Subject to Conflicts of Interest.

         Members of our management team may become associated in the future in various capacities with other companies involved in a range of business activities. Accordingly, potential continuing conflicts of interest may be inherent in their acting as our executive officers and directors. In addition, our executive officers, directors and/or controlling shareholders are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses that may in the future engage in various transactions with Multinet International Corporation, Inc.

         Mr. Jose Fernando Garcia partly owns Fernando's Mobil Station, and is the President/Director of Nikky D. Corporation. His sister, Ms. Maria Victoria Melgar, is Secretary/Director of Nikky D. Corporation and part-owner of Fernando's Mobil Station as well. Therefore, the management agreement between Nikky D. Corporation and Fernando's Mobil Station is not at arm's-length, and potential conflicts of interest may arise in the future.

6.       Our Business Plan to Expand to Online Management Is Speculative.

         The success of our business plan to expand our current management services to online management, is dependent upon our ability to obtain customers for our proposed superior, highly customized management services, and to deliver the services on a timely and cost-effective basis. We expect to employ contractors on a part-time basis as needed to implement "the Multinet Connection". We are therefore dependent upon the management skills of our officers, directors and employees at this time.

7. The Online Management Services Business Is Subject to Rapid Technological Change.

         The technology that we intend to use changes and advances quickly, and must be tailored to changing customer requirements, frequent new product introductions and evolving industry standards. As a result, our market position could be eroded rapidly by advancements by competitors. Broad acceptance of such proposed services by customers will be critical to our future success, as will our ability to perform services on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that we will not experience difficulties that could delay or prevent the successful invention and delivery of our proposed expansion of management services to online services. Further, new services offered by others may meet the requirements of the marketplace and achieve market acceptance.

8.       We Will Be Subject to Intense Competition and at a Competitive
         Disadvantage.

         For the foreseeable future, we are expected to be an insignificant participant in the management services business. Nearly all existing companies providing management services are substantially larger and have more substantial operating histories and records of successful operations, greater financial resources, technical expertise, managerial capabilities and other resources, more employees, and more extensive facilities than we have or will have in the foreseeable future. We expect to face strong competition from such well-established companies and small independent companies like ourselves.

         Our target market will be the smaller companies. Accordingly, we expect to compete on the basis of price (or the value to the customer of the services performed) and, to a lesser extent, on the basis of our reputation among customers as a quality provider of management services and our locality of operation. However, our opportunity to obtain customers may be limited by our financial resources and other assets. Consequently, we will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide the superior, highly customized management services and solutions demanded by customers. We expect to be less able than our larger competitors to handle generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of such advances.

9.       We Have No Marketing Organization and Our Marketing Capability Is
         Limited.

         Our success depends in large part upon our ability to identify and adequately penetrate the markets for our management services. As compared to Multinet International Corporation, Inc., which lacks the financial, personnel and other resources required to compete with its larger, better-financed competitors, virtually all of our competitors have much larger budgets for marketing, advertising and promotion. We intend to rely upon the judgment and conclusions of our management, based solely upon their knowledge and prior business experience, relative to our needs for marketing expertise, until such time, if ever, as we are successful in attracting and employing capable marketing and customer support personnel.

10.      We May Encounter Unforeseen Costs in the Management Services Business.

         Our estimates of the cost of and time to be consumed in the provision of various services customarily provided by management service companies, based upon management's knowledge and limited experience in the management business, may not be accurate. There can be no assurance that the provision of general management services, including overall analysis of the customer's various needs, recommendations for and/or implementation of improvements, modifications, cost reductions, and consulting and specific problem-solving, will not cost significantly more than expected or even prove to be prohibitive.

         Further, we are unable to predict the amount of time or funding that will be consumed in management's efforts to obtain the additional debt and/or equity financing required in order to permit Multinet International Corporation, Inc. to offer a full range of management services. Therefore, we may expend significant unanticipated funds or significant funds may be expended by us without the development of commercially viable services. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect us.

Governmental Regulation

         At the  present  time,  the  Company's  management  is not aware of any
existing  or  probable   governmental   regulations,   including   environmental
regulations, which may have an effect on the Company's business.

Employees and Research and Development

         Number of Total and Full-Time Employees

         Currently, the Company has 10 employees, which include those employees of its wholly-owned subsidiary, Nikky D. Corporation and officers and directors of Multinet International Corporation, Inc. Four of these employees of Nikky D. Corporation are full-time employees.

         Research and Development

         We expect to employ contractors on a part-time basis as needed to implement "the Multinet Connection". We are therefore currently dependent upon the management skills of our officers, directors and employees.

Item 2.  DESCRIPTION OF PROPERTY.

         The Company does not own any property at the present time.

Item 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals.

         The Company has filed an application to be listed on the NASD "Over-the-Counter" Bulletin Board ("NASDOTCBB"), which is pending. The Company intends to register its securities under the Securities Act of 1933. At the present time, the Company's common stock is highly illiquid.

Recent Sales of Unregistered Securities

Purchaser           Per Share  Purchase Amount  Date of Purchase Shares
-----------------------------------------------------------------------

Donald C. Bradley     $1.00       $ 500 (1)         3/09/2000       500
Donald C. Bradley     $1.00       $5000 (1)         3/31/2000     5,000
Yolanda Ayala          (2)          (2)             7/20/2000    62,000
C. Blake Bradley       (2)          (2)             7/20/2000    58,000
Jeff Bradley           (2)          (2)             7/20/2000    61,000
Spencer Bradley        (2)          (2)             7/20/2000    62,000
Micky Cohen            (2)          (2)             7/20/2000    58,000
Laura Dentgher         (2)          (2)             7/20/2000    63,000
Fernando Garcia        (2)          (2)             7/20/2000    67,000
Jose F. Garcia         (2)          (2)             7/20/2000   300,000
Priscilla Garcia       (2)          (2)             7/20/2000    63,000
Vilma V. Garcia        (2)          (2)             7/20/2000    67,000
Shaun Hadley           (2)          (2)             7/20/2000    60,000
Alfonso Hernandez      (2)          (2)             7/20/2000    60,000
Alfonso Hernandez, Jr. (2)          (2)             7/20/2000    58,000
Bonnie Juarez          (2)          (2)             7/20/2000    58,000
Cynthia Kerkhoff       (2)          (2)             7/20/2000    68,000
Sonia Lenta            (2)          (2)             7/20/2000    57,000
Claudia Melgar         (2)          (2)             7/20/2000    62,000
Jorge Melgar           (2)          (2)             7/20/2000    61,000
Maria V. Melgar        (2)          (2)             7/20/2000   300,000
Carlos Mestanza        (2)          (2)             7/20/2000    60,000
Dean Mitchell          (2)          (2)             7/20/2000    54,000
Carlos Orellana        (2)          (2)             7/20/2000    58,000
Silvia Orellana        (2)          (2)             7/20/2000    64,000
Clement Surprenant     (2)          (2)             7/20/2000    57,000
Jennifer Surprenant    (2)          (2)             7/20/2000    62,000

(1) These sales were made for cash, in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended, and are restricted by Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one-year holding period, under certain circumstances, may sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months. All such sales were effected without the aid of underwriters, and no sales commissions were paid. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, in accordance with Rule 144.

(2) These shares were issued by the Registrant pursuant to the Acquisition Agreement dated July 1, 2000 between the Registrant and Nikky D. Corporation. Pursuant to the agreement, each former shareholder of Nikky D. Corporation exchanged all of his or her shares for shares of Multinet International Corporation, Inc., in a one-for-one stock exchange.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


NOTE REGARDING PROJECTIONS AND FORWARD-LOOKING STATEMENTS

This statement includes projections of future results and forward-looking statements as that terms is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-KSB, including statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking-statements contained in this statement.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

         REVENUES.   For  the  year  ended  December  31,  2000,  revenues  were approximately $175,500, an increase of approximately $42,000, or 32%, versus revenues of approximately $133,400 for the year ended December 31, 1999. The increase in revenues for the 2000 period was due primarily to an increase of management consulting services, including service station management, to the Company's client, Fernando's Mobil Station, located in Phoenix, Arizona.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, decreased to 96% for the year ended December 31, 2000 as compared to 103% for the year ended December 31, 1999. This decrease in operating expenses as a percentage of revenues for the year ended December 31, 2000 occurred primarily due to an increase in revenues during the fourth quarter of 2000. Salaries and payroll taxes, as included in operating expenses, increased from approximately $88,000 for the year ended December 31, 1999 to approximately $113,300 for the year ended December 31, 2000. This increase in operating expenses in 2000 was due primarily to Nikky D. Corporation taking over payroll obligations for Fernando's Mobil Station for the entire year of 2000 versus payroll obligations for nine months in 1999.

         NET INCOME (LOSS). For the year ended December 31, 2000, net income before income taxes was approximately $7,700, compared to net losses of approximately $3,400 for the year ended December 31, 1999. This was due primarily to an increase in revenues during the fourth quarter of 2000.

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

         An increase in the shortfall of cash increased from $3,722 for the year ended 1999 to $18,505 for the year ended 2000. This shortfall was due primarily to a significant increase in accounts receivable from Fernando's Mobil Station for management contract services. This cash shortfall was offset by loans from related parties and issuances of stock.

         Currently, the Company's sole source of internal liquidity is from the operations of its wholly-owned subsidiary Nikky D. Corporation, which is partly owned by a shareholder of the Company. External sources of liquidity may include loans from the Company's management as necessary. At this time, the Company's management is unaware of any known trends, events or uncertainties that may have a material impact on its short- or long-term liquidity, net sales or revenues or income from continuing operations, or any seasonal aspects that may have a material effect on its financial conditions or results of operations.

Item 7.  FINANCIAL STATEMENTS


                    MULTINET INTERNATIONAL CORPORATION, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                December 31, 2000


                                    Contents



INDEPENDENT  AUDITOR'S  REPORT  ON THE
CONSOLIDATED  FINANCIAL STATEMENTS                                           12
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               13

   Consolidated Statements of Income                                         14

   Consolidated Statements of Stockholders' Equity                           15

   Consolidated Statements of Cash Flows                                  16-17

   Notes to Consolidated Financial Statements                             18-22
--------------------------------------------------------------------------------

                          Independent Auditor's Report
                          ----------------------------


         To the Board of Directors
         Multinet International Corporation, Inc.
         Las Vegas, Nevada


         I have audited the accompanying consolidated balance sheet of Multinet International Corporation, Inc. as of December 31, 2000, 1999, and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multinet International Corporation, Inc. as of December 31, 2000, 1999 and 1998 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not been generating revenue and has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
         Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         /s/ KYLE L. TINGLE
             --------------
             KYLE L. TINGLE
             CERTIFIED PUBLIC ACCOUNTANT

         February 5, 2001
         Henderson, Nevada

                    MULTINET INTERNATIONAL CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS
                        December 31, 2000, 1999 and 1998


                                                                                       2000             1999              1998
                                                                              -------------    -------------     -------------
                                                             ASSETS
          CURRENT ASSETS
               Cash                                                           $         779    $       2,284     $       5,506
               Accounts receivable (Note 2)                                          43,053                0                 0
               Prepaid expenses                                                       1,159              159                 0
                                                                              -------------    -------------     -------------

                      Total current assets                                    $      44,991    $       2,443     $       5,506
                                                                              -------------    -------------     -------------

                                     Total assets                             $      44,991    $       2,443     $       5,506
                                                                              =============    =============     =============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Outstanding checks in excess of bank balance                   $       5,793    $           0     $           0
               Accounts payable and accrued expenses                                 12,730              700               220
               Federal and state income taxes payable                                     0                0               676
               Due to related parties (Note 2)                                       11,500                0                 0
                                                                              -------------    -------------     -------------

                      Total current liabilities                               $      30,023    $         700     $         896
                                                                              -------------    -------------     -------------


          STOCKHOLDERS' EQUITY (NOTE 3)
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding
                  4,425,000 shares at December 31, 1998;                      $                $                 $       4,425
                  4,425,500 shares at December 31, 1999;                                               4,426
                  4,432,000 shares at December 31, 2000                               4,431
               Additional paid in capital                                             5,994              499                 0
               Retained earnings (accumulated deficit)                                4,543           (3,182)              185
                                                                              -------------     -------------    -------------

                      Total stockholders' equity                              $      14,968    $       1,743     $       4,610
                                                                              -------------     -------------    -------------

                                     Total liabilities and
                                     stockholders' equity                     $       44,991   $       2,443     $       5,506
                                                                              ==============    =============    =============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999, and 1998


                                                                                        2000              1999             1998
                                                                                ------------     -------------     ------------

       Revenues (Notes 1 and 4)                                                 $    175,462     $     133,394     $     78,000

       Cost of revenue                                                                     0                 0                0
                                                                                ------------     -------------     ------------

                  Gross profit                                                  $    175,462     $     133,394     $     78,000
                                                                                ------------     -------------     ------------
       Operating expenses
          Salaries and payroll taxes                                            $    113,305     $      88,083     $          0
          Management fees                                                             24,500            25,692           51,179
          Other operating expenses                                                    29,932            22,986           29,723
                                                                                ------------     -------------     ------------

             Operating expenses                                                 $    167,737     $     136,761     $     80,902
                                                                                ------------     -------------     ------------

                  Operating income (loss)                                       $      7,725     $      (3,367)    $     (2,902)

       Nonoperating income (expense)                                                       0                 0                0
                                                                                ------------     -------------     ------------

                  Net income (loss) before income taxes                         $      7,725     $      (3,367)    $     (2,902)
                                                                                ------------     --------------    -------------

       Federal and state income taxes                                                      0                 0              676
                                                                                ------------     -------------     ------------

                  Net income (loss)                                             $      7,725     $      (3,367)    $     (3,578)
                                                                                ============     ==============    =============

                  Net income (loss) per share (Note 3)                          $       0.00     $      (0.00)     $     (0.00)
                                                                                ============     =============     ============

                  Average number of shares
                  of common stock outstanding                                      4,430,057         4,425,000        4,267,808
                                                                                ============     =============     ============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998


                                                                         Common Stock and Capital            Retained Earnings
                                                                          In Excess of Par Value               Accumulated
                                                                       ----------------------------
                                                                            Shares        Amount                 (Deficit)
                                                                       ------------------------------------------------------

          Balance at December 31, 1997                                     4,000,000    $       4,000         $       3,763

          Director Compensation                                              425,000              425

          Net (loss), December 31, 1998                                                                              (3,578)
                                                                       -------------    -------------         --------------

          Balance at December 31, 1998                                     4,425,000    $       4,425         $         185

          Sale of stock, December 16, 1999                                       500              500
          Net (loss), December 31, 1999                                                                              (3,367)
                                                                       -------------    -------------         --------------

          Balance at December 31, 1999                                     4,425,500    $       4,925         $      (3,182)

          Sale of stock, March 9, 2000                                           500              500

          Sale of stock, March 31, 2000                                        5,000            5,000

          Net income, December 31, 2000                                                                               7,725
                                                                       -------------    -------------         -------------

          Balance at December 31, 2000                                     4,431,000    $      10,425         $       4,543
                                                                       =============    =============         =============



         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998


                                                                                        2000              1999             1998
                                                                                ------------     -------------     ------------
         Cash Flows From Operating Activities:
             Cash received from customers                                       $    132,409     $     133,394     $     78,000
             Cash paid to suppliers and vendors                                     (149,914)         (136,281)         (81,613)
             Income taxes paid                                                        (1,000)             (835)               0
                                                                                -------------    --------------    ------------

                  Net cash (used in) operating
                     activities                                                 $    (18,505)    $      (3,722)    $     (3,613)
                                                                                -------------    --------------    -------------

         Cash Flows From Investing Activities:
             Net advances from related parties                                  $      11,500    $           0     $          0
             Proceeds from issuance of common stock                                    5,500               500                0
                                                                                ------------     -------------     ------------

                  Net cash provided by investing
                     activities                                                 $     17,000     $         500     $          0
                                                                                -------------    -------------     ------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                                        $          0     $           0     $          0
             Principal payments on notes payable                                           0                 0                0
                                                                                ------------     -------------     ------------

                  Net cash (used in) financing
                     activities                                                 $          0     $           0     $          0
                                                                                ------------     -------------     ------------

                  Net (decrease) in cash and cash equivalents                   $     (1,505)    $     (3,222)     $     (3,613)

         Cash and cash equivalents at beginning of year                                2,284             5,506            9,119
                                                                                ------------     -------------     ------------
          Cash and cash equivalents at end of year                              $        779     $       2,284     $      5,506
                                                                                ============     =============     ============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998


                                                                                        2000              1999             1998
                                                                                ------------     -------------     ------------
         Reconciliation of net income (loss) to net
             cash (used in) operating activities

         Net income (loss)                                                      $      7,725     $      (3,367)    $     (3,578)
         Adjustments to reconcile net income (loss)
             to cash (used in) operating activities:
             Director stock compensation                                                   0                 0              425
             Change in assets and liabilities
               (Increase) in accounts receivable                                     (43,053)                0                0
               (Increase) decrease in prepaid expenses                                (1,000)             (159)               0
               Increase (decrease) in accounts payable                                17,823              (196)            (460)
                                                                                ------------     --------------    -------------

                  Net cash (used in) operating activities                       $    (18,505)    $      (3,722)    $     (3,613)
                                                                                =============    ==============    =============



          Supplemental schedule of non-cash
             investing and financing activities
          Issue common stock to directors                                       $          0     $           0     $        425
                                                                                ============     =============     =============



         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


Note 1.  Nature of Business and Significant Accounting Policies

         Nature of Business:
         ------------------
         Multinet International Corporation, Inc. ("Company") was organized May 17, 1996 under the laws of the State of Nevada. The Company was formed to provide experienced management to companies through management contracts or through merger or acquisition. Currently, it manages one convenience store in the Phoenix, Arizona area through Nikky D Corporation, a wholly owned subsidiary.

         A  summary  of the  Company's  significant  accounting  policies  is as follows:
         -------

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

         Business Combination
         --------------------
         Business combinations, which have been accounted for under the pooling-of-interests method of accounting, combine the assets, liabilities, and stockholders' equity of the acquired entities with the respective accounts of the Company. Prior period financial statements have been restated to give effect to the acquisition (see Note 3).

         Cash
         ----
         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000, December 31, 1999, and December 31, 1998.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998


         Note 1. Nature of Business and Significant Accounting Policies (continued)

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

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at December 31, 2000, 1999, and 1998.

         Revenue Recognition
         -------------------
         The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred.

         Note 2.  Related Party Transactions

         Revenues and Accounts Receivable
         --------------------------------
         Revenues are derived from a management agreement with Fernando's Mobil Station, a related party through common ownership. Revenues for the years ended December 31, 2000, 1999, and 1998 are $175,462, $133,394,
         and $78,000 respectively. Accounts receivable related from Fernando's Mobil for the years ended December 31, 2000, 1999, and 1998 are $43,053, $0, and $0, respectively. The owners of Fernando's Mobil Station have guaranteed the balance due to the Company.

         Management Fees and Accounts Payable
         ------------------------------------
         Nikky D Corporation has management agreements with the owners of Fernando's Mobil Station, who are also minority owners of the Company. Management fees to related parties for the years ended December 31, 2000, 1999, and 1998 are $24,500, $25,692, and $51,179, respectively.
         Management fees included in accounts payable for the years ended December 31, 2000, 1999, and 1998 are $6,000, $0, and $0, respectively.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998


Note 2.  Related Party Transactions (continued)

         Due to Related Parties
         ----------------------
         Companies affiliated through partial common ownership or management have advanced funds for the ongoing operations of the company. These advances are anticipated to be repaid through current operations of the company.

         These advances as of December 31, 2000 are as follows:

                  Shogun Investment Group                 7,500
                  Southern States Land Development        2,000
                  Union Connection, Inc.                  1,000
                  High Desert Land, Inc.                  1,000
                                                       ----------
                                                       $ 11,500
                                                       ==========
Note 3.  Stockholders' Equity

         Common Stock


         The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On August 15, 1999, the Company's shareholders approved a thousand for one stock split of the existing shares. On July 1, 2000, the Company authorized and issued 2,000,000 shares of restricted stock to acquire Nikky D Corporation. Prior year information has been restated to reflect the stock split. At the acquisition date, a common stockholder owned 3.5% of the Company and 15% of Nikky D. Corporation. After the acquisition, the stockholder owned 8.7% of the Company.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,430,057 during 2000; 4,425,000 during 1999, and 4,268,000 during 1998. As of December 31,
         2000 and December 31, 1999, and 1998, the Company had no dilutive potential common shares.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998


Note 3.  Stockholders' Equity (continued)

         Return of Stock
         ---------------
         Stock purchased by a related party on July 28, 2000 was returned to the Company in exchange for a loan. This was in compliance with the terms of the stock purchase agreement.

Note 4.  Acquisitions
         ------------
         On July 1, 2000, the Company completed its acquisition of Nikky D Corporation ("Nikky D"), in which Nikky D became a wholly owned subsidiary of the Company. The Company exchanged 2,000,000 shares of common stock for all the outstanding shares of Nikky D. The acquisition was a recorded using the pooling method of accounting and accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Nikky D for all periods ended. Nikky D's revenues for the six months ended June 30, 2000 (date prior to acquisition) and years ended December 31, 1999 and 1998 were $75,762, $133,394, and $78,000, respectively. Nikky D's net loss for the six months ended June 30, 2000 and years ended December 31, 1999 and 1998 were $(371), $(1,384), and $(2,948), respectively.

Note 5.  Going Concern

         The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

         On July 1, 2000, the Company acquired Nikky D Corporation. Nikky D Corporation, through a management contract with Fernando's Mobil station, a Company affiliated through common ownership and management, manages a convenience store in the Phoenix, Arizona area. The two 50% partners of Fernando's Mobil Station own 15.46% of the common stock of the Company. Revenues are provided for by a management agreement with the convenience store.

         The business plan contemplates equity funding or financing to acquire other business or operating enterprises. The Company also seeks to acquire additional management agreements to manage convenience stores in the Phoenix, Arizona region.

         As of December 31, 2000, the Company's cash flow was not sufficient to cover expenses of the Company. Shortfalls have been covered by advances from parties related by common ownership or management. Without the realization of increased revenues or additional capital through financing or sale of securities, it would be unlikely for the Company to continue as a going concern.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998


Note 6.  Subsequent Event

         Subsequent to year-end, it was discovered that the corporate charter of Nikky D. Corporation was involuntarily dissolved by the State of Arizona. Nikky D. Corporation, upon approval of its original shareholders, has reincorporated as a Delaware Corporation. The business operations of Nikky D. Corporation were not affected by this reorganization.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 6, 2000, Kurt Saliger, C.P.A. (the "former accountant") who was previously engaged as the principal accountant to audit the Registrant's financial statements, resigned as principal accountant for Multinet International Corporation, Inc. (the "Registrant"). The decision to change accountants was approved by the board of directors on July 6, 2000.

         The former accountant's report on the financial statements for the past two years and any interim period (including any time period before his resignation), did not contain any adverse opinions or disclaimers of opinion, nor were they modified regarding audit scope or accounting principles. Neither were there any disagreements, resolved or unresolved, or reportable events with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         On July 6, 2000, Kyle L. Tingle, C.P.A., located in Henderson, Nevada, was engaged as the principal accountant to audit the Registrant's financial statements.

         The Registrant has provided the former accountant with a copy of the disclosures regarding this change in accountants filed with the Commission. The Registrant has requested the former accountant to furnish a letter addressed to the Commission stating whether he agrees with the statements made by the Registrant and, if not, stating the respects in which he does not agree. This letter by the former accountant has been attached as an exhibit to this filing.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

         Our executive officers and directors are as follows:

        Name               Age                       Title
---------------------      ---        ----------------------------------

Glen Brow                  36          President, Director
                                       Multinet International Corporation, Inc.

Sherri Kresser             37          Secretary, Director
                                       Multinet International Corporation, Inc.

Traci Brow                 34          Treasurer, Director
                                       Multinet International Corporation, Inc.

Jose Fernando Garcia*      55          President, Director
                                       Nikky D. Corporation

Maria Victoria Melgar*     58          Secretary, Director
                                       Nikky D. Corporation

* Executive officer of subsidiary, Nikky D. Corporation, who performs policy making functions for the registrant, Multinet International Corporation, Inc. may be considered an "executive officer" of the registrant, as defined in Rule 3b-7 of the Exchange Act.

General

         Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until his prior resignation or removal. Our executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

Family Relationships

         Mr. Glen Brow and Ms. Traci Brow are husband and wife. Mr. Jose Fernando Garcia and Ms. Maria Victoria Melgar are brother and sister. There is no family relationship between Ms. Sherri Kresser and the other officers and directors.

Business Experience

Glen Brow           President/Director
                    Multinet International Corporation, Inc.

     In 1990, Mr. Brow graduated from Eastern Michigan University with a Bachelor of Science degree in Industrial Distribution Technology and a minor in Marketing. Mr. Brow was employed by Grainger Inc. where he increased sales by 50%, educated a staff on 80,000 current and new products, and trained and supervised a team consisting of eight members. After leaving Grainger in 1995, Mr. Brow worked for Polo Towers where he was responsible for vacation ownership sales. He achieved the Top Performers Club in 1996 and 1997. In 1998, Mr. Brow was engaged by Consolidated Realty Inc. to lead its vacation ownership sales department and was awarded Chairman's Club Award for outstanding sales with Interval International. Mr. Brow currently is employed by Fairfield Inc. where he demonstrates vacation ownership plans, enabling clients to travel worldwide.

Sherri Kresser      Secretary/Director
                    Multinet International Corporation, Inc.

     Ms. Kresser graduated in March of 1990 with perfect marks attaining 4.0 at graduation. Ms. Kresser was employed as a medical assistant for Dr. Carl Woolsey, Jr. and Associates. Ms. Kresser performed multi-tasking, such as taking patient histories, vital signs, and charting of relevant information. She also assisted with patient exams and office surgical procedures, maintained scheduled tests ordered by physicians, assisted in ultrasound procedures, and handled all in-coming phone calls from patients. After being employed for seven years, Ms. Kresser decided to start her own daycare center. As of 1998, Ms. Kresser has taken a position as the regional distributor of the Heartwick Candle Company for the West Coast.

Traci Brow          Treasurer/Director
                    Multinet International Corporation, Inc.

     Ms. Brow began her formal education at Oakland Community College in 1984 with general education courses. Ms. Brow continued her education at Eastern Michigan University where she studied Liberal Arts from 1986-1990. In 1991, Ms. Brow was employed by Associated Pathology Laboratories as a main dispatcher for the company. Ms. Brow is responsible for coordinating drivers throughout Southern Nevada to pick up and deliver specimen and test results. Ms. Brow also sets up client accounts, handles special client needs, and performs various office management duties.

Jose Fernando Garcia    President, Secretary/Director
                        Nikky D. Corporation

         Mr. Garcia received a Bachelor of Science degree in 1962 from The Joan of Arc School in Guatemala City, Guatemala. Mr. Garcia then attended the
University of San Carlos Law School in Guatemala City and Los Angeles City College in 1965. From 1997 to the present time, Mr. Garcia has been developing a bar/restaurant in the Los Angeles area. Since 1992, he has owned and managed a Mobil Oil Corporation convenience store and service station (he also managed and owned another store from 1985-1989). From 1993 to 1997, Mr. Garcia served as a mortgage broker at Desert Professional Services in Las Vegas, Nevada. Responsibilities included bringing investors and borrowers to work out transactions, drawing mortgages, and supervising loan officers. In 1984, Mr. Garcia served as a member of the Board of Directors for Roll Freight Systems. From 1969 to 1970, he was owner and manager of a chain of three automobile repair and service stations. From 1965 to 1969, he served as Department Manager for Rheem Manufacturing Company. There he was responsible for keeping production machinery in repair, interpreting statistics on raw materials and final products, supervising and training personnel, reviewing, evaluating, and maintaining production flow, keeping records of labor, and analyzing data on constant market conditions.

Maria Victoria Melgar     Treasurer/Director
                          Nikky D. Corporation

         Mrs. Maria Melgar graduated with a BA and major in English as a second language at the Guatemalan Institute. She has resided in the U.S.A. since 1971. She is presently single and has ownership interest with her brother's service station in Phoenix. Maria is currently working for Fernando's Mobile in Sun City West, Arizona and has been since 1991. She serves as general manager and owner. She has developed this small business into being one of the top 100 producers in the Phoenix area. In 1994, she also helped create the Nikky D. Corporation. She serves as secretary and director. She has developed a program that, for a small fee, helps hire, train, and handle personnel for service stations, convenience stores, and car washes. It also takes care of payroll. The owners then have time to develop their business without the worries of maintaining employees' training. In previous years she has gained experience in sales, financing and collecting working for Pan American Home Products and Ammos and Anderson Products.

Item 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation of the executive officers of Multinet International Corporation, Inc. for the fiscal year ended December 31, 1998:

                                  Annual
Name/Title              Year      Salary        Bonus      Common Stock
-----------------------------------------------------------------------
Glen Brow,              1998       -0-           -0-         125,000
President/Director
Traci Brow,             1998       -0-           -0-         125,000
Treasurer/Director
Sherri Kresser          1998       -0-           -0-         175,000
-----------------------------------------------------------------------

         None  of  the  officers  or  directors  of  the   Registrant   received
compensation for their services during the fiscal years ended December 31, 1999 or 2000.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of the end of 2000, concerning beneficial ownership of the Company's Common Stock by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.


Title      Name & Address                     Amount of        Percent
of         of Beneficial                      shares           of
Class      Owner of Shares       Position     held by Owner    Class
------     ---------------       --------     -------------    -------

Common     Glen Brow             President/    125,000           2.8%
           605 Largo Azul         Director
           Henderson, NV 89015

Common     Sherri Kresser        Secretary/    175,000           3.9%
           1440 Bronco Dr.        Director
           Boulder City, NV 89015

Common     Traci Brow            Treasurer/    125,000           2.8%
           605 Largo Azul         Director
           Henderson, NV 89015

Common     Jose Fernando Garcia  President,    385,000           8.7%
           3655 Campbell Road     Secretary/
           Las Vegas, NV 89129    Director of
                                  Nikky D. Corp.

Common     Maria Victoria Melgar Treasurer/    300,000           6.8%
           13951 Meeker Rd.       Director of
           Sun City West, AZ      Nikky D. Corp.
           85375

Common     All Executive Officers
            and Directors
            as a Group (5 people)            1,110,000          25.1%


         As of December 31, 2000, there were 63 stockholders of record and 2 beneficial owners of the Company's Common Stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On July 1, 2000, the Company acquired Nikky D. Corporation as a wholly-owned subsidiary. Nikky D. Corporation manages Fernando's Mobil Station in the Phoenix, Arizona area under a management contract. Currently, the two 50% partners of Fernando's Mobil Station combined own 15.46% of the common stock of the Company.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits and Index of Exhibits.

Exhibit
Number            Description
--------------------------------------------------------------------------------

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

3.2               Bylaws of Multinet International Corporation, Inc.
                    (Incorporated by reference from Exhibit 3.2 of Form 8-K
                     filed July 21, 2000).

3.3               Articles  of  Incorporation  of Nikky D.  Corporation
                    (Incorporated  by reference  from Exhibit 3.3 of Form 8-K
                     filed July 21, 2000).

3.4               Bylaws of Nikky D. Corporation (Incorporated by reference
                     from Exhibit 3.4 of Form 8-K filed July 21, 2000).

16.1              Letter on Change in Certifying Accountant
                    (Incorporated by reference from Exhibit 16.1 of Form 8-K/A filed November 17, 2000).

21.1              Subsidiaries of the Registrant.

27.1              Nikky D. Management Agreement (Incorporated by reference from
                     Exhibit 27.1 of Form 8-K filed July 21, 2000).

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K on October 27, 2000 regarding expansion of the Company's business.

         The Company filed a report on Form 8-K/A on November 17, 2000 to amend its report on a change in certifying accountants filed on July 21, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Multinet International Corporation, Inc.
                    ----------------------------------------
                                  (Registrant)


Date:  March 30, 2001                /s/ GLEN BROW
                                         -----------------
                                         GLEN BROW
                                         PRESIDENT


Date:  March 30, 2001                /s/ SHERRI KRESSER
                                         -----------------
                                         SHERRI KRESSER
                                         SECRETARY


Date:  March 30, 2001                /s/ TRACI BROW
                                         -----------------
                                         TRACI BROW
                                         TREASURER

EXHIBIT 21.1

         The sole subsidiary of the Registrant is Nikky D. Corporation, a corporation organized in Arizona. Nikky D. Corporation is a wholly-owned subsidiary of the Registrant, and does business solely under the name of Nikky D. Corporation.