Form 10QSB/A
period 2000-06-30
MULTINET INTERNATIONAL CORP INC
filed 2001-04-19
CIK 1104161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT TO
                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


                        COMMISSION FILE NUMBER: 000-29107
                                                ---------

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

At June 30, 2000, there were outstanding 2,431,000 shares of the Registrant's Common Stock, $.001 par value.

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


Item 1.  FINANCIAL STATEMENTS.


                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                FINANCIAL REPORTS

                                  JUNE 30, 2000
                                DECEMBER 31, 1999
                                DECEMBER 31, 1998

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .   1

FINANCIAL STATEMENTS
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . ..  2

Statements of Income. . . . . . . . . . . . . . . . . . . . .  3-4

Statements of Stockholders' Equity . . . . . . . . . . . . .   5

Statements of Cash Flows . . . . . . . . . . . . . . . . . .   6-9

Notes to Financial Statements . . . . . . . . . . . . . . . . 10-12

                          Independent Auditor's Report
                          ----------------------------

To the Board of Directors
Multinet International Corporation, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Multinet International Corporation, Inc. (a Development Stage Company ) as of June 30, 2000 and the related statements of income, stockholders' equity, and cash flows for the six months then ended. I have also audited the accompanying balance sheets as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Multinet International Corporation, Inc. ( A Development Stage Company ) as of June 30, 2000 and the results of its operations and cash flows for the six months then ended, in conformity with generally accepted accounting principles. The financial statements referred to above present fairly, in all material respects, the financial position of Multinet International Corporation, Inc. ( A Development Stage Company ) as of December 31, 1999 and 1998 and the results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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

/s/  KYLE L. TINGLE
     --------------
     KYLE L. TINGLE
     CERTIFIED PUBLIC ACCOUNTANT

     July 6, 2000
     Henderson, Nevada

                    MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                   June 30,      December 31,    December 31,
                                   2000          1999            1998
                                   --------      ------------    ------------

        ASSETS

CURRENT ASSETS

Cash                               $3,681        $167            $1,650

Accounts receivable                     0           0                 0
                                   ------        -----           -------
Total current assets               $3,681        $167            $1,650
                                   ======        =====           =======
Total assets                       $3,681        $167            $1,650
                                   ======        =====           =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and
accrued expenses (Note 3)          $  650        $ 220           $ 220
                                   ------        -----           -----
Total current liabilities          $  650        $ 220           $ 220
                                   ======        =====           =====

STOCKHOLDERS' EQUITY

Common stock: $.001 par value;
authorized 25,000,000 shares;
issued and outstanding

2,425,000 shares                   $             $                $2,425
at December 31, 1998

2,425,500 shares
at December 31, 1999;                            2,426

2,431,000 shares at June 30, 2000   2,431

Additional Paid In Capital          5,994          499                0

Accumulated deficit during
development stage                  (5,394)      (2,978)            (995)
                                   -------      -------           ------
Total Stockholders' Equity         $3,031       $  (53)           $1,430
                                   =======      =======           ======
Total Liabilities and
Stockholders' Equity               $3,681       $  167            $1,650
                                   =======      =======           ======


See Accompanying Notes to Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                                                       May 17, 1996
                                                     For the six months ended          For the year ended               (inception)
                                                              June 30,                    December 31,                   to June 30,
                                                          2000              1999             1999            1998               2000
                                                                     (unaudited)
                                                 -------------     -------------   --------------    ------------      -------------
Revenues (Note 4)                                $           0                 0   $            0    $          0      $          0

Cost of revenue                                              0                 0                0               0                 0
                                                 -------------     -------------   --------------    ------------      -------------

         Gross profit                            $           0     $           0   $            0    $          0      $          0

Operating, general and
  administrative expenses                                2,416               283            1,983             630             5,394
                                                 -------------     -------------   --------------    ------------      -------------
         Operating (loss)                        $      (2,416)    $        (283)  $       (1,983)   $       (630)     $     (5,394)

Nonoperating income (expense)                                0                 0                0               0                 0
                                                 -------------     -------------   --------------    ------------      -------------

         Net (loss)                              $      (2,416)    $        (283)  $       (1,983)   $       (630)     $     (5,394)
                                                 ==============    ==============  ==============    ============     ==============


         Net (loss) per share (Note 2)           $       (0.00)    $       (0.00)  $        (0.00)   $      (0.28)     $      (0.01)
                                                 ==============    ==============  ==============    ============     ==============

         Average number of shares
         of common stock outstanding                 2,429,104         2,425,000        2,425,038       2,267,808          2,219,823
                                                 =============     =============    =============     ===========      =============


See Accompanying Notes to Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A Development Stage Company)
                              STATEMENTS OF INCOME

                                                                                                  For the three months ended
                                                                                                          2000             1999
                                                                                                 -------------     ------------
                                                                                                           (unaudited)

       Revenues (Notes 1 and 3)                                                                  $           0     $          0

       Cost of revenue                                                                                       0                0
                                                                                                 -------------     ------------

                  Gross profit                                                                   $           0     $          0

       Operating, general and
          administrative expenses                                                                $       1,695     $        283
                                                                                                 -------------     ------------

                  Operating (loss)                                                               $      (1,695)    $       (283)

       Nonoperating income (expense)                                                                         0                0
                                                                                                 -------------     ------------

                  Net (loss) before income taxes                                                 $      (1,695)    $       (283)
                                                                                                 --------------    -------------

       Federal and state income taxes                                                                        0                0
                                                                                                 -------------     ------------

                  Net (loss)                                                                     $      (1,695)    $       (283)
                                                                                                 ==============    =============


                  Net (loss) per share (Note 2)                                                  $       (0.00)    $    (0.0012)
                                                                                                 ==============    =============

                  Average number of shares
                  of common stock outstanding                                                         2,429,104        2,425,000
                                                                                                 ==============    =============






         See Accompanying Notes to Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                   Retained
                                                                                                   Earnings
                                                                                                 (Accumulated
                                                                  Common Stock and Capital        Deficit)
                                                                   In Excess of Par Value         during
                                                                                                  Development
                                                              -------------------------------     Stage
                                                                    Shares          Amount                             Total
                                                              -------------     -------------    -------------     -------------
          Sale of 2,000,000 shares, May 17, 1996                  2,000,000     $       2,000    $           0     $      2,000

          Net (Loss), December 31, 1996                                                                   (280)            (280)
                                                              -------------     -------------    --------------    -------------

          Balance at December 31, 1996                            2,000,000     $       2,000    $        (280)    $      1,720

          Net (Loss), December 31, 1997                                                                    (85)             (85)
                                                              -------------     -------------    --------------    -------------

          Balance at December 31, 1997                            2,000,000     $       2,000    $        (365)    $      1,635

          Director Compensation                                     425,000               425                               425

          Net (Loss), December 31, 1998                                                                   (630)            (630)
                                                              -------------     -------------    --------------    -------------

          Balance at December 31, 1998                            2,425,000     $       2,425    $        (995)           1,430

          Sale of stock, December 16, 1999                              500               500                               500

          Net (Loss), December 31, 1999                                                                 (1,983)          (1,983)
                                                              -------------     -------------    --------------    -------------

          Balance at December 31, 1999                            2,425,500     $       2,925    $      (2,978)             (53)

          Sale of stock, March 9, 2000                                  500               500                               500

          Sale of stock, March 31, 2000                               5,000             5,000                             5,000

          Net (Loss), June 30, 2000                                                                     (2,416)          (2,416)
                                                              -------------     -------------    --------------    -------------

          Balance at June 30, 2000                                2,431,000     $       8,425    $      (5,394)    $      3,031
                                                              =============     =============    ==============    ============




         See Accompanying Notes to Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                  May 17, 1996
                                                 For the six months ended           For the year ended           (inception) to
                                                          June 30,                         December 31,                 June 30,
                                                    2000              1999             1999              1998             2000
                                                        (unaudited)
                                           -------------     -------------    -------------     -------------    -------------
Cash Flows From Operating Activities
    Cash received from customers           $           0     $           0    $           0     $           0    $           0
    Cash paid to suppliers and vendors            (1,986)             (283)          (1,983)             (350)          (4,319)
                                           --------------    --------------   --------------    --------------   --------------

         Net cash (used in) operating
                     activities            $      (1,986)    $        (283)   $      (1,983)    $        (350)   $      (4,319)
                                           --------------    --------------   --------------    --------------   --------------

Cash Flows From Investing Activities
    Capital expenditures                   $           0     $           0    $           0     $           0    $           0
    Issuance of common stock                       5,500                 0              500                 0            8,000
                                           -------------     -------------    -------------     -------------    -------------

Net Cash provided by investing
   activities                              $       5,000     $           0    $         500     $           0    $       8,000
                                           -------------     -------------    -------------     -------------    -------------

Cash Flows From Financing Activities
    Proceeds from notes payable            $          0      $          0     $          0      $          0     $           0
    Principal payments on notes payable               0                 0                0                 0                 0
                                           -------------     -------------    -------------     -------------    -------------

         Net Cash (used in) financing
            activities                     $          0      $          0     $          0      $          0     $           0
                                           -------------     -------------    -------------     -------------    -------------

         Net increase (decrease) in cash
            and cash equivalents           $      3,514      $       (283)    $      (1,483)    $       (350)    $       3,681

Cash and cash equivalents at
    beginning of year                               167             1,650             1,650            2,000                 0
                                           -------------     -------------    -------------     -------------    -------------
Cash and cash equivalents at end of year   $       3,681     $      1,367     $         167     $      1,650     $       3,681
                                           =============     =============    =============     =============    =============



         See Accompanying Notes to Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                       May 17, 1996
                                                    For the six months ended               For the year ended         (inception) to
                                                            June 30,                              December 31,              June 30,
                                                          2000              1999             1999              1998             2000
                                                             (unaudited)
                                                 -------------     -------------    -------------     -------------    -------------
Reconciliation of Net Loss to Net Cash
(Used In) Operating Activities

Net (Loss)                                       $      (2,416)    $        (283)   $      (1,983)    $        (630)   $     (5,394)
Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Director stock compensation                              0                 0                0               425             425
    Change in assets and liabilities
    (Increase) decrease in accounts receivable               0                 0                0                 0               0
    Increase (decrease) in accounts payable                430                 0                0              (145)            650
                                                 --------------     ------------     -------------    --------------   -------------

         Net cash (used in)
          operating activities                   $      (1,986)    $        (283)   $      (1,983)    $        (350)   $     (4,319)
                                                 ==============    ==============   ==============    ==============   =============


Supplemental schedule of non-cash
    investing and financing activities
Issue common stock to directors                  $           0     $           0    $           0     $         425    $         425
                                                 =============     =============    =============     =============    =============



         See Accompanying Notes to Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                 For the three months ended
                                                                                                      June 30,         June 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------
                                                                                                           (unaudited)
         Cash Flows From Operating Activities
             Cash received from customers                                                        $           0     $          0
             Cash paid to suppliers and vendors                                                         (1,350)            (283)
                                                                                                 --------------    -------------

                  Net cash (used in) operating
                     activities                                                                  $      (1,350)    $       (283)
                                                                                                 --------------    -------------

         Cash Flows From Investing Activities
             Net borrowings (payments to)
                  related parties                                                                $           0     $          0
             Capital expenditures                                                                $           0     $          0
             Issuance of common stock                                                                        0                0
                                                                                                 -------------     ------------

                  Net Cash provided by investing
                     activities                                                                  $           0     $          0
                                                                                                 -------------     ------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                                                         $           0     $          0
             Principal payments on notes payable                                                             0                0
                                                                                                 -------------     ------------

                  Net Cash (used in) financing
                     activities                                                                  $           0     $          0
                                                                                                 -------------     ------------

                  Net increase (decrease) in cash
                     and cash equivalents                                                        $      (1,350)    $       (283)

         Cash and cash equivalents at
             beginning of period                                                                         5,031            1,650
                                                                                                 -------------     ------------

         Cash and cash equivalents at end of period                                              $       3,681     $      1,367
                                                                                                 =============     ============



         See Accompanying Notes to Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                 For the three months ended
                                                                                                      June 30,         June 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------
                                                                                                           (unaudited)
         Reconciliation of Net Loss to Net Cash (Used
             In) Operating Activities

         Net (Loss)                                                                              $      (1,695)    $       (283)
         Adjustments to reconcile net (loss) to cash
             (used in) operating activities:
             Director stock compensation                                                                     0                0
             Change in assets and liabilities
               (Increase) decrease in accounts receivable                                                    0                0
               Increase (decrease) in accounts payable                                                     345                0
                                                                                                 -------------     ------------
                  Net cash (used in)
                    operating activities                                                         $      (1,350)    $       (283)
                                                                                                 ==============    =============
          Supplemental schedule of non-cash
             investing and financing activities
          Issue common stock to directors                                                        $           0     $          0
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

A summary of the Company's significant accounting policies is as follows:
----------------------------------------------------------------------------

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

Interim Financial Statements
----------------------------
The financial statements for the three months and six months ended June 30, 1999 and the three months ended June 30, 2000 are unaudited and should be read in conjunction with the Company's annual financial statements for the years ended December 31, 1999 and 1998 and the six months ended June 30, 2000. Such interim statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

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

Note 2.  Stockholders' Equity

Common Stock
------------
The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On May 17, 1996, the Company authorized and issued 2,000 shares for $2,000. On May 15, 1998 the Company issued 425 shares, valued at $1.00 per share to directors for services rendered. On August 15, 1999, the Company's shareholders approved a thousand for one stock split of the existing shares. Prior year information has been restated to reflect the stock split. In December 1999, the Company issued 500 shares at $1.00 per share. In March 2000, the Company issued 5,500 shares at $ 1.00 per share.

The Company has not authorized any preferred stock.

Net loss per common share
-------------------------
Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted - average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,429,104 during 2000, 2,425,038 during 1999, 2,267,808 during 1998, and 2,219,823 since inception. As of June 30,
2000 and December 31, 1999, and 1998, the Company had no dilutive potential common shares.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

Note 3.  Related Party Transactions

During the formation and development of the Company, Shogun ("Shogun") Investment Group, Ltd., a related party through common ownership and management, paid for certain filings and expenses. Included in accounts payable and accrued liabilities as of the end of June 30, 2000, December 31, 1999, and 1998, the Company owed Shogun $305, $220, and $220, respectively, related to these advances.

On June 15, 2000, the Company signed a definitive agreement to acquire Nikky D. Corporation, a company related through common ownership. At the acquisition date, the common stockholder owned 3.5% of the Company and 15% of Nikky D. Corporation. After the acquisition, the stockholder will own 8.7% of the Company.

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

                              NIKKY D. CORPORATION

                                FINANCIAL REPORTS

                                  JUNE 30, 2000
                                DECEMBER 31, 1999
                                DECEMBER 31, 1998

                              NIKKY D. CORPORATION

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 1

FINANCIAL STATEMENTS
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . ..2

Statements of Income. . . . . . . . . . . . . . . . . . . . .3-4

Statements of Retained Earnings (Deficit). . . . . . . . . . 3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . 5-8

Notes to Financial Statements . . . . . . . . . . . . . . . .9-11

                          Independent Auditor's Report
                          ----------------------------


         To the Board of Directors
         Nikky D. Corporation
         Las Vegas, Nevada


         I have audited the accompanying balance sheet of Nikky D. Corporation as of June 30, 2000 and the related statements of income, retained earnings (deficit), and cash flows for the six months then ended. I have also audited the accompanying balance sheets as of December 31, 1999 and 1998 and the related statements of income, retained earnings (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nikky D. Corporation as of June 30, 2000 and the results of its operations and cash flows for the six months then ended, in conformity with generally accepted accounting principles. The financial statements referred to above present fairly, in all material respects, the financial position of Nikky D. Corporation as of December 31, 1999 and 1998 and the results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.




         /s/ KYLE L. TINGLE
             --------------
             KYLE L. TINGLE
             CERTIFIED PUBLIC ACCOUNTANT

             July 10, 2000
             Henderson, Nevada

                              NIKKY D. CORPORATION
                                 BALANCE SHEETS

                                                                                   June 30,     December 31,      December 31,
                                                                                       2000             1999              1998
                                                                              -------------    -------------     -------------

                                                            ASSETS
          CURRENT ASSETS
               Cash                                                           $         996    $       2,117     $       3,856
               Prepaid expenses                                                       1,159              159                 0
                                                                              -------------    -------------     -------------

                      Total current assets                                    $       2,155    $       2,276     $       3,856
                                                                              =============    =============     =============

                                     Total assets                             $       2,155    $       2,276     $       3,856
                                                                              =============    =============     =============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable and accrued expenses                          $         730    $         480     $           0
               Federal and state income tax payable                                       0                0               676
                                                                              -------------    -------------     -------------

                      Total current liabilities                               $         730    $         480     $         676

               Long-term debt                                                             0                0                 0
                                                                              -------------    -------------     -------------

                                     Total liabilities                        $         730    $         480     $         676
                                                                              =============    =============     =============


          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 50,000,000 shares;
                  issued and outstanding 2,000,000                            $       2,000    $       2,000     $       2,000
               Retained earnings (deficit)                                             (575)            (204)            1,180
                                                                              --------------   --------------    -------------

                      Total stockholders' equity                              $       1,425    $       1,796     $       3,180
                                                                              =============    =============     =============

                                     Total liabilities and
                                     stockholders' equity                     $       2,155    $       2,276     $       3,856
                                                                              =============    =============     =============


         See Accompanying Notes to Financial Statements.

                              NIKKY D. CORPORATION
                              STATEMENTS OF INCOME

                                                                  For the six months ended               For the year ended
                                                                   June 30,         June 30,      December 31,     December 31,
                                                                       2000             1999              1999             1998
                                                              -------------     ------------     -------------     ------------
                                                                                 (unaudited)
       Revenues (note 3)                                      $      75,762     $      57,974    $     133,394     $      78,000

       Operating, general and administrative expenses
          Salaries and payroll taxes (note 3)                 $      59,027     $      27,936    $      88,083     $           0
          Management fees (note 3)                                   10,650            16,692           25,692            51,179
          Other operating expenses                                    6,456            12,973           21,003            29,093
                                                              -------------     -------------    -------------     -------------

                  Operating, general and
                  administrative expenses                     $      76,133     $      57,601    $     134,778     $      80,272
                                                              -------------     -------------    -------------     -------------

                  Operating income (loss)                     $        (371)    $         373    $      (1,384)    $      (2,272)

       Nonoperating income (expense)
          Interest expense                                                0                 0                0                 0
                                                              -------------     -------------    -------------     -------------

                  Net income (loss) before income taxes       $        (371)              373    $      (1,384)    $      (2,272)

          Federal and state income taxes                                  0                 0                0               676
                                                              -------------     -------------    -------------     -------------

                  Net income (loss)                           $        (371)    $         373    $      (1,384)    $      (2,948)
                                                              ==============    =============    ==============    ==============


                  Net income (loss) per share (Note 2)        $      (0.00)     $        0.00    $      (0.00)     $       (0.00)
                                                              =============     =============    =============     =============

                  Average number of shares
                  of common stock outstanding                     2,000,000         2,000,000        2,000,000         2,000,000
                                                              =============     =============    =============     =============

                              NIKKY D. CORPORATION
                    STATEMENTS OF RETAINED EARNINGS (DEFICIT)

                                                                 For the six months ended                For the year ended
                                                                   June 30,         June 30,     December 31,      December 31,
                                                                       2000             1999              1999             1998
                                                              -------------     ------------     -------------     ------------
                                                                                  (unaudited)
       Balance, beginning                                     $        (204)    $       1,180    $       1,180     $       4,128

                  Add (deduct) net income (loss)                       (371)              373           (1,384)           (2,948)
                                                              --------------    -------------    --------------    --------------

       Balance, ending                                        $        (575)    $       1,553    $        (204)    $       1,180
                                                              ==============    =============    ==============    =============

         See Accompanying Notes to Financial Statements.

                                                            NIKKY D. CORPORATION
                                                            STATEMENTS OF INCOME

                                                                                                 For the three months ended
                                                                                                      June 30,         June 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------
                                                                                                           (unaudited)
       Revenues (note 3)                                                                         $      38,963     $      41,974

       Operating, general and administrative expenses
          Salaries and payroll taxes (note 3)                                                    $      30,604     $      27,936
          Management fees                                                                                6,150             6,173
          Other operating expenses                                                                       3,058             6,732
                                                                                                 -------------     -------------

                             Operating, general and
                  administrative expenses                                                        $      39,812     $      40,842
                                                                                                 -------------     -------------

                  Operating (loss)                                                               $        (849)    $       1,132

       Nonoperating income (expense)
          Interest expense                                                                                   0                 0
                                                                                                 -------------     -------------

                  Net (loss) before income taxes                                                 $        (849)    $       1,132

          Federal and state income taxes                                                                     0                 0
                                                                                                 -------------     -------------

                  Net (loss)                                                                     $        (849)    $       1,132
                                                                                                 ==============    =============


                  Net (loss) per share (Note 2)                                                  $      (0.00)     $        0.00
                                                                                                 =============     =============

                  Average number of shares
                  of common stock outstanding                                                        2,000,000         2,000,000
                                                                                                 =============     =============



         See Accompanying Notes to Financial Statements.

                                                            NIKKY D. CORPORATION
                                                        STATEMENTS OF CASH FLOWS

                                                                 For the six months ended                For the year ended
                                                                   June 30,         June 30,     December 31,      December 31,
                                                                       2000             1999              1999             1998
                                                              -------------     ------------     -------------     ------------
                                                                                    (unaudited)

         Cash Flows From Operating Activities
             Cash received from customers                     $      75,762     $      57,974    $     133,394     $      78,000
             Cash paid to suppliers and vendors                     (76,883)          (58,596)        (135,133)          (81,263)
                                                              --------------    --------------   --------------    --------------

                  Net cash (used in) operating
                     activities                               $      (1,121)    $        (622)   $      (1,739)    $      (3,263)
                                                              --------------    --------------   --------------    --------------

         Cash Flows From Investing Activities
             Advances from related parties                    $           0     $           0    $           0     $           0
             Issuance of common stock                                     0                 0                0                 0
                                                              -------------     -------------    -------------     -------------

                  Net cash (used in) investing
                     activities                               $           0     $           0    $           0     $           0
                                                              -------------     -------------    -------------     -------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                      $           0     $           0    $           0     $           0
             Principal payments on notes payable                          0                 0                0                 0
                                                              -------------     -------------    -------------     -------------

                  Net cash (used in) financing
                     activities                               $           0     $           0    $           0     $           0
                                                              -------------     -------------    -------------     -------------

                  Net (decrease) in cash and
                    cash equivalents                          $      (1,121)    $        (622)   $      (1,739)    $      (3,263)

         Cash and cash equivalents at
             beginning of year                                        2,117             3,856            3,856             7,119
                                                              -------------     -------------    -------------     -------------

         Cash and cash equivalents at end of year             $         996     $       3,234    $       2,117     $       3,856
                                                              =============     =============    =============     =============


         See Accompanying Notes to Financial Statements.

                              NIKKY D. CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                  For the six months ended               For the year ended
                                                                   June 30,         June 30,     December 31,      December 31,
                                                                       2000             1999              1999             1998
                                                              -------------     ------------     -------------     ------------
                                                                                    (unaudited)
         Reconciliation of Net Loss to Net Cash (Used
             In) Operating Activities

         Net (loss)                                           $        (371)    $         373    $      (1,384)    $      (2,948)
         Adjustments to reconcile net (loss) to cash
             (used in) operating activities :
             Change in assets and liabilities
                (Increase) decrease in prepaid expense               (1,000)             (319)            (159)                0
                Increase (decrease) in accounts payable                 250              (676)            (196)             (315)
                                                              -------------     --------------   --------------    --------------

                  Net cash (used in)
                    operating activities                      $      (1,121)    $        (622)   $      (1,739)    $      (3,263)
                                                              ==============    ==============   ==============    ==============



         See Accompanying Notes to Financial Statements.

                              NIKKY D. CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                  For the three months ended
                                                                                                      June 30,         June 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------
                                                                                                          (unaudited)
         Cash Flows From Operating Activities
             Cash received from customers                                                        $      38,963     $      41,974
             Cash paid to suppliers and vendors                                                        (39,562)          (41,002)
                                                                                                 --------------    --------------
                  Net cash (used in) operating
                     activities                                                                  $        (599)    $         972
                                                                                                 --------------    -------------

         Cash Flows From Investing Activities
             Capital expenditures                                                                $           0     $           0
             Issuance of common stock                                                                        0                 0
                                                                                                 -------------     -------------

                  Net cash (used in) investing
                     activities                                                                  $           0     $           0
                                                                                                 -------------     -------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                                                         $           0     $           0
             Principal payments on notes payable                                                             0                 0
                                                                                                 -------------     -------------

                  Net cash (used in) financing
                     Activities                                                                  $           0     $           0
                                                                                                 -------------     -------------

                  Net (decrease) in cash and
                    cash equivalents                                                             $        (599)    $         972

         Cash and cash equivalents at
             beginning of year                                                                           1,595             2,262
                                                                                                 -------------     -------------

         Cash and cash equivalents at end of year                                                $         996     $       3,234
                                                                                                 =============     =============

         See Accompanying Notes to Financial Statements.

                                                            NIKKY D. CORPORATION
                                                         STATEMENT OF CASH FLOWS

                                                                                                  For the three months ended
                                                                                                      June 30,         June 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------
                                                                                                          (unaudited)
         Reconciliation of Net Loss to Net Cash (Used
             In) Operating Activities

         Net (loss)                                                                              $        (849)    $       1,132
         Adjustments to reconcile net (loss) to cash
             (used in) operating activities :
             Change in assets and liabilities
                (Increase) decrease in accounts receivable                                                   0              (160)
                Increase (decrease) in accounts payable                                                    250                 0
                                                                                                 -------------     -------------

                  Net cash (used in)
                    operating activities                                                         $        (599)    $         972
                                                                                                 ==============    =============

See Accompanying Notes to Financial Statements.

                              NIKKY D. CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

         Nature of business:

         The Company's operations are principally in the business of providing management services to other businesses, primarily in Sun City, Arizona. In 1999, the Company began provided payroll services in addition to the management services.

 A summary of the  Company's  significant  accounting  policies  is as follows:
 -----------------------------------------------------------------------------

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

         Interim Financial Statements
         ----------------------------
         The financial statements for the three months and six months ended June 30, 1999 and the three months ended June 30, 2000 are unaudited and should be read in conjunction with the Company's annual financial statements for the years ended December 31, 1999 and 1998 and the six months ended June 30, 2000. Such interim statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

         Cash Equivalents
         ----------------
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2000, December 31, 1999, and December 31, 1998.

         Revenue Recognition
         -------------------
         The Company reports income and expenses on the accrual method of accounting whereby income is recorded when it is earned and expenses are recorded when they are incurred. Revenue from management fees is recognized as billed by the Company, based upon the management contracts.

                              NIKKY D. CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Nature of Business and Significant Accounting Policies (continued)

         Deferred Income taxes
         ---------------------
         The Company records income and computes certain deductions for income tax purposes on a basis different from that used for financial reporting. For income tax purposes the Company prepares it's income tax returns on the cash method of accounting under which revenues are recognized when received and costs are recognized when they are paid. Accordingly, the deferred income taxes related to the timing difference have been recorded.

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at June 30, 2000, December 31, 1999, and 1998.

Note 2.  Stockholders' Equity

         Common stock
         ------------
         The Secretary of State in Arizona has given the Company the authority to issue 50,000,000 shares of $0.001 par value common stock. On June 17, 1994, the Company issued 2,000,000 shares of $0.001 par value common stock to its shareholders for $2,000.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,000,000 during 2000, 1999, and 1998. The Company had no dilutive potential common shares at June 30, 2000 and at December 31, 1999 and 1998.

Note 3.  Related Parties and Major Customer

         The Company has an agreement with Fernando's Mobil Station, a company affiliated through common ownership, to provided managerial and payroll services. Fernando's Mobil Station is a partnership. Each of the 50% partners of Fernando's Mobil Station owned 15% of Nikky D Corporation. The minimum monthly management fee required is $8,200. Included in revenue at June 30, 2000, December 31, 1999 and 1998, is $75,762,
         $133,394, and $78,000, respectively, related to these agreements.

                              NIKKY D. CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 3.       Related Parties and Major Customer (continued)

         Included in general and administrative expenses for the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 are salaries and management fees paid to the officer-stockholders of the Company totaling $23,650, $64,692, and $51,179, respectively.

         Subsequent to the balance sheet dates, the Company entered into an agreement with Multinet International, Inc., a company affiliated through common ownership, to be acquired by Multinet International, Inc. Common ownership was through a single shareholder that owned 15% of Nikky D Corporation and 3.5% of Multinet at the time of acquisition. The shareholder owns 8.7% of the combined entity.

         There were no related party transactions with Multinet International Corporation, Inc. during the audit periods.

Note 4.       Income Tax Matters

         The provision for the income tax expense at June 30, 2000 and at December 31, 1999 and 1998 is as follows:

                                                                June 30,        December 31      December 31
                                                                   2000         1999             1998
                                                              -------------     -------------    -------------
                Federal income taxes payable                  $           0     $           0    $         441
                State income taxes payable                                0                 0              235
                                                              -------------     -------------    -------------


                Federal and state income tax expense          $           0     $           0    $         676
                                                              =============     =============    =============

Note 5.       Concentration of Risk

         Predominantly  all of the Company's  revenues are  generated  through a
         management   agreement  with  Fernando's  Mobil  Station,   a  company
         affiliated through common ownership.

Note 6.       Subsequent Events

         On June 15, 2000, the Company signed a definitive agreement with Multinet International, Inc., a company affiliated through common ownership as described in Note 3. This agreement, effective July 1, 2000, allows the Company to be acquired by Multinet International, Inc.

         The business plan encompasses the operations of Nikky D. Corporation, together with a private placement or business merger of a larger operating enterprise, to ultimately increase its volume and revenue base.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION.


NOTE REGARDING PROFECTIONS AND FORWARD LOOKING STATEMENTS.

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, with those forward-looking statements contained in this Statement.

PLAN OF OPERATION

In June of 2000, Multinet International Corporation, Inc. signed a letter of intent to merge with Nikky D. Corporation, an Arizona company that engages in the management of independent service stations or repair shops connected with the auto industry. A formal acquisition agreement was signed in July.

Multinet International Corporation, Inc.'s objective is to become a leading provider of automobile station management to automotive service stations, automobile dealerships and any other online management that will assist in the economic operation of these special services and marketing companies.
The Company intends to establish a niche in providing high quality management, creating high standards of service to the public. The Company's strategy is to acquire enough management contacts so that it will be economical to control all inventories and sales through a central internet accounting system, providing the automotive service and dealership operations with an instant read-out of their daily operations.

Currently, Nikky D. Corporation, the candidate for acquisition by Multinet International Corporation, Inc., maintains one contract with an automobile service station and is looking to expand. If additional income is necessary to continue Multinet International Corporation, Inc.'s operations, management is in the position to extend the Company a line of credit. At the present, the Company has no commitment for capital expenditures.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.                                 Description
-----------       ----------------------------------------------------

3.1               Articles of Incorporation
                    of Multinet International Corporation, Inc.

3.2               Bylaws
                    of Multinet International Corporation, Inc.


(b)      Reports on Form 8-K

         The Company did not file a report on Form 8-K during this time period.

EXHIBIT 3.1
ARTICLES OF INCORPORATION

FILED

In the office of the
Secretary of State of the
State of Nevada
May 17, 1996
No. 11128-96
/s/ DEAN HELLER
    -----------
    DEAN HELLER
    SECRETARY OF STATE


                            ARTICLES OF INCORPORATION
                                       OF
                    MULTINET INTERNATIONAL CORPORATION, INC.

                                    ARTICLE I

                               NAME OF CORPORATION

Name of Corporation:  Multinet International Corporation,
                      Inc.

                                   ARTICLE II

                                 RESIDENT AGENT

Resident Agent:  Donald C. Bradley
Street Address:  7551 West Charleston Boulevard, #35
                 Las Vegas, Nevada 89117

                                   ARTICLE III

                                     SHARES
            (Number of shares the corporation is authorized to issue)

Number of shares with par value:  25,000,000
Par value:  .001
Number of shares without par value:  None

                                   ARTICLE IV

                                 GOVERNING BOARD

The governing board shall be styled as Directors. The first Board of Directors shall consist of one member and the names and addresses are as follows:

Donald C. Bradley
7551 West Charleston Boulevard, #35
Las Vegas, Nevada 89117

                                    ARTICLE V

                                     PURPOSE

The purpose of the corporation shall be to create and operate any and all legal business on the Internet.

                                   ARTICLE VI

                                  OTHER MATTERS

This form includes the minimal  statutory  requirements to incorporate under NRS
78.

                                   ARTICLE VII

                           SIGNATURES OF INCORPORATORS

The names and addresses of each of the incorporators signing the articles:

Donald C. Bradley
7551 West Charleston Boulevard, #35
Las Vegas, Nevada 89117

/s/ DONALD C. BRADLEY
    -----------------
    DONALD C. BRADLEY
    INCORPORATOR

State of Nevada, County of Clark

This instrument was acknowledged before me on May 3, 1996 by Donald C. Bradley as incorporator of Multinet International Corporation, Inc.

/s/ DAVID L. ALEXANDER
    ------------------
    DAVID L. ALEXANDER
    NOTARY PUBLIC

                                  ARTICLE VIII

           CERTIFICATE OF ACCEPTANCE OF APPOINTMENT OF RESIDENT AGENT

I, Donald C. Bradley, hereby accept appointment as Resident Agent for the above named corporation.

/s/ DONALD C. BRADLEY               Date:  May 2, 1996
    -----------------
    DONALD C. BRADLEY
    RESIDENT AGENT

EXHIBIT 3.2
BYLAWS OF MULTINET

                                   BY-LAWS OF
                    MULTINET INTERNATIONAL CORPORATION, INC.

                                ARTICLE I OFFICES

         The principal office of the Corporation shall be established and maintained at 7551 W. Charleston, # 35 Las Vegas, NV 89117, County of Clark, State of Nevada. The Corporation may also have offices at such places within or without the State of Nevada as the board may from time to time establish.

                             ARTICLE II SHAREHOLDERS

1. MEETINGS. The annual meeting of the shareholders of this Corporation shall be held on the fifteenth day of March, of each year or at such other time and place designated by the Board of Directors of the Corporation. Business transacted at the annual meeting shall include the election of Directors of the Corporation and all other matters properly before the Board. If the designated day shall fall on a Sunday or legal holiday, the meeting shall be held on the first business day thereafter.

2. SPECIAL MEETINGS. Special meetings of the Shareholders shall be held when directed by the President or the Board of Directors, or when requested in writing by the holders of not less than ten (10%) of all the shares entitled to vote at the meeting. A meeting requested by Shareholders shall be called for a date not less than ten (10) nor more than thirty (30) days after the request is made unless the Shareholders requesting the meeting designate a later date. The call for the meeting shall be issued by the Secretary, unless the President, Board of Directors, or Shareholders requesting the meeting shall designate another person to do so.

3. PLACE. Meetings of Shareholders shall be held at the principal place of business of the Corporation or at such other place as may be designated by the Board of Directors.

4. NOTICE. Written notice to each Shareholder entitled to vote stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than thirty (30) days before the meeting. If any Stockholder shall transfer his stock after notice, it shall not be necessary to notify the transferee. Any Stockholder may waive notice of any meeting either before, during or after the meeting.

                                      (1)

5. QUORUM. The majority of the Shares entitled to vote, represented in person or by Proxy, shall constitute a Quorum at a meeting of Shareholders, but in no event shall a Quorum consist of less than 1/3 of the shares entitled to vote at the meeting.

            After a Quorum has been established at a Shareholders' meeting, the subsequent withdrawal of Shareholders, so as to reduce the number of shares entitled to vote at the meeting below the number required for a Quorum, shall not effect the validity of any action taken at the meeting or any adjournment thereof.

6. PROXY. Every Shareholder entitled to vote at a meeting of Shareholders, or to express consent or dissent without a meeting, or his duly authorized attorney-in-fact, may authorize another person or persons to act for him by Proxy. The Proxy must be signed by the Shareholder or his attorney-in-fact. No Proxy shall be valid after the expiration of six (6) months from the date thereof, unless otherwise provided in the Proxy.

                              ARTICLE III DIRECTORS

1. BOARD OF DIRECTORS. The Board of Directors shall consist of from three to nine members, as decided by a vote of the Shareholders The business of the Corporation shall be managed and its corporate powers exercised by a Board of Directors, each of whom shall be of majority age. It shall not be necessary for Directors to be Shareholders.

2. ELECTION AND TERM OF DIRECTORS. Directors shall be elected at the annual meeting of Stockholders and each Director elected shall hold office until his successor has been elected and qualified, or until his prior resignation or removal.

3. VACANCIES. If the office of any Director, member of a committee or other officer becomes vacant, the remaining Directors in office, by a majority vote, may appoint any qualified person to fill such vacancy, who shall hold office for the unexpired term and until his successor shall be duly chosen.

4. REMOVAL OF DIRECTORS. Any or all of the Directors may be removed with or without cause by vote of a majority of all of the stock outstanding and entitled to vote at a special meeting of Stockholders called for that purpose.

5. NEWLY CREATED DIRECTORSHIPS. The number of Directors may be increased by amendment of these By-Laws and by the affirmative vote of a majority in interest of the Stockholders, at the annual meeting or at a special meeting called for that purpose, and by like vote the additional Directors may be chosen at such meeting to hold office until the next annual election and until their successors are elected and qualify.

                                      (2)

6. RESIGNATION. A Director may resign at any time by giving written notice to the Board, the President or the Secretary of the Corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the Board of such resignation, and the acceptance of the resignation shall not be necessary to make it effective.

7. QUORUM OF DIRECTORS. A majority of the Directors shall constitute a quorum for the transaction of business. If at any meeting of the Board there shall be less than a qUorum present, those present may adjourn, and no further notice thereof need to be given other than by announcement at the meeting which shall be so adjourned.

8. PLACE AND TIME OF BOARD MEETINGS. The Board may hold its meeting at the office of the Corporation or at such other places, either within or without the State, as it may from time to time determine.

9. NOTICE OF MEETINGS OF THE BOARD. A regular annual meeting of the Board may be held without notice at such time and place as it shall from time to time determine. Special meetings of the Board shall be held upon notice to the Directors either personally, by mail or by wire. Special meetings shall be called by the President or by the Secretary on the written request of two Directors. Notice of a meeting need not be given to any Director who submits a waiver of notice before or after the meeting or who attends the meeting without protesting the lack of notice to him prior thereto or at its commencement.

10. REGULAR ANNUAL MEETING. A regular annual meeting of the Board shall be held immediately following the annual meeting of Stockholders at the place of such annual meeting of Stockholders.

11. EXECUTIVE AND OTHER COMMITTEES. The Board, by resolution, may designate two or more of their members to the Executive Committee. To the extent provided in said resolution or these By-Laws, said committee may exercise the powers of the Board concerning the management of the business of the Corporation.

12. COMPENSATION. No compensation shall be paid to Directors, as such, for their services, but by resolution of the Board, a fixed sum and expenses for actual attendance, at each regular or special meeting of the Board, may be authorized. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.

                                      (3)

                               ARTICLE IV OFFICERS

1.       OFFICERS, ELECTION AND TERM.

         a. The Board may elect or appoint a Chairman, a President, one or more Vice Presidents, a Secretary and a Treasurer, and such other officers as it may determine, who shall have such duties and powers as hereinafter provided.

         b. All officers shall be elected or appointed to hold office until the meeting of the Board following the next annual meeting of Stockholders and until their successors have been elected or appointed and qualified.

         c.       Any two or more offices may be held by the same

person.

2.       REMOVAL, RESIGNATION, SALARY, ETC.

     a. Any officer elected or appointed by the Board may be removed by the Board with or without cause.

     b. In the event of the death, resignation or removal of an officer, the Board in its discretion may elect or appoint a successor to fill the unexpired term.

     c. Any officer elected by the Shareholders may be removed only by a majority vote of the Shareholders unless otherwise provided by the Shareholders.

     d. The salaries of all officers shall be fixed by the Board.

     e. The Directors may require any Officer to give security for the faithful performance of his duties.

3. DUTIES. The officers of this Corporation shall have the following duties:

         a. The President shall be the chief executive officer of the Corporation, shall have general and active management of the business and affairs of the Corporation subject to the directions of the Board of Directors, and shall preside at all meetings of the Shareholders and Board of Directors.

         b. The Secretary shall have custody of, and maintain, all of the corporate records except the financial records; shall record the minutes of all meetings of the Shareholders and Board of Directors, send all notices of all meetings, and perform such other duties as may be prescribed by the Board of Directors or the President.

         c The Treasurer shall have custody of all corporate funds and financial records, shall keep full and accurate accounts of receipts and disbursements and render accounts thereof at the annual meetings of Shareholders and whenever else required by the Board of Directors or the President, and shall perform such other duties as may be prescribed by the Board of Directors or the President.


4. REMOVAL OF OFFICERS. An officer or agent elected or appointed by the Board of Directors may be removed by the Board whenever, in its judgment, the best interests of the Corporation will be served thereby. Any vacancy in any office may be filled by the Board of Directors.

                                      (4)

                          ARTICLE V STOCK CERTIFICATES

1. ISSUANCE. Every holder of shares of this Corporation shall be entitled to have a certificate representing all shares of which he is entitled. No certificate shall be issued for any share until such share is fully paid.

2. FORM. Certificates representing shares in this Corporation shall be signed by the President or Vice President and the Secretary or an Assistant Secretary and may be sealed with the seal of the corporation or a facsimile thereof.

3. TRANSFER OF STOCK. The Corporation shall register a stock certificate presented to it for transfer if the certificate is properly endorsed by the holder of record or by his duly authorized attorney.

4. LOST, STOLEN OR DESTROYED CERTIFICATES. If the Shareholder shall claim to have lost or destroyed a certificate of shares issued by the Corporation, a new certificate shall be issued upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed, and, at the discretion of the Board of Directors, upon the deposit of a bond or other indemnity in such amount and with such sureties, if any, as the Board may reasonably require.

                          ARTICLE VI BOOKS AND RECORDS

1. BOOKS AND RECORDS. This Corporation shall keep correct and complete books and records of account and minutes of the proceedings of its Shareholders, Board of Directors and committees of Directors.

                  This Corporation shall keep at its registered office or principal place of business a record of its Shareholders, giving the names and addresses of all Shareholders and the number of the shares held by each.
                  Any books, records and minutes may be in written form or in any other form capable of being converted into written form within a reasonable time.

2. SHAREHOLDERS' INSPECTION RIGHTS. Any person who shall have been a holder of record of shares or of voting trust certificates therefor at least ninety (90) days immediately preceding his demand or shall be the holder of record of shares or of voting trust certificates for at least five (5%) percent of the outstanding shares of the Corporation, upon written demand stating the purpose thereof, shall have the right to examine, in person, by agent or attorney, at any reasonable time, for any proper purpose, the Corporation's relevant books and records of accounts, minutes, and records of Shareholders, and to make extracts therefrom.

3. FINANCIAL INFORMATION. Not later than three (3) months after the close of each fiscal year, this Corporation shall prepare a balance sheet showing, in reasonable detail, the financial condition of the Corporation at the close of its fiscal year, and a profit and loss statement showing the results of the operations of the Corporation during its fiscal year.

                  Upon the written request of any Shareholder or holder of voting trust certificates for shares of the Corporation, the Corporation shall mail to each Shareholder or holder of voting trust certificates a copy of the most recent such balance sheet and profit and loss statement.

                  The balance sheet and profit and loss statements shall be filed in the registered office of the Corporation of this state, shall be kept for at least five years, and shall be subject to inspection during business hours by any Shareholder or holder of voting trust certificates, in person or by agent.

                                      (5)

                              ARTICLE VII DIVIDEND

         The Board may out of funds legally available therefor, at any regular or special meeting, declare dividends upon the capital stock of the Corporation as and when it deems expedient. Before declaring any dividend there may be set apart out of any funds of the Corporation available for dividends, such sum or sums as the Board from time to time in their discretion deem proper for working capital or as a reserve fund to meet contingencies or for equalizing dividends or for such other purposes as the Board shall deem conducive to the interests of the Corporation.

                           ARTICLE VIII CORPORATE SEAL

         The seal of the Corporation shall be circular in form and bear the name of the Corporation, the year of its organization and the words "CORPORATE SEAL, STATE OF Nevada". The seal may be used by causing it to be impressed directly on the instrument or writing to be sealed, or upon adhesive substance affixed thereto. The seal on the certificates for shares or on any corporate obligation for the payment of money may be facsimile, engraved or printed.

                              ARTICLE IX EXECUTION

         All   corporate   instruments   and   documents   shall  be  signed  or
countersigned, executed, verified, or acknowledged by such officer, officers, or other person or persons as the Board may from time to time designate.

                              ARTICLE X FISCAL YEAR

         The fiscal year shall begin the first day of July in each year.

                     ARTICLE XI NOTICE AND WAIVER OF NOTICE

         Whenever any notice is required by these By-Laws to be given, personal notice is not meant unless expressly so stated, and any notice so required shall be deemed to be sufficient if given by depositing the same in the post office box in a sealed post-paid wrapper, addressed to the person entitled thereto at his last known post office address, and such notice shall be deemed to have been given and received two (2) days subsequent to mailing. Stockholders not entitled to vote shall not be entitled to receive notice of any meetings except as otherwise provided by Statute.

                  Whenever  any  notice  is  required  to  be  given  under  the provisions of any law, or under the provisions of the Certificate of Incorporation of the Corporation or these By--Laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, before or after the time stated therein, shall be deemed equivalent thereto.

                            ARTICLE XII CONSTRUCTION

         Whenever a conflict arises between the language of these By--Laws and the Certificate of Incorporation, the Certificate of Incorporation shall govern.

                                      (6)

                              ARTICLE XIII BUSINESS

1. CONDUCT OF BUSINESS WITHOUT MEETINGS. Any action of the Stockholders, Directors and committee may be taken without a meeting if consent in writing, setting forth the action so taken, shall be signed by all persons who would be entitled to vote on such action at a meeting and filed with the Secretary of the Corporation as part of the proceedings of the Stockholders, Directors or committees as the case may be.

2. MANAGEMENT BY STOCKHOLDER. In the event the Stockholders are named in the Articles of Incorporation and are empowered therein to manage the affairs of the Corporation in lieu of Directors, the Stockholders of the Corporation shall be deemed Directors for the purposes of these By--Laws and wherever the words "directors", "board of directors", or "board" appear in these By-Laws, those words shall be taken to mean Stockholders.

                  The Shareholders may, by majority vote, create a Board of Directors to manage the business of the Corporation and exercise its corporate powers.

                             ARTICLE XIV AMENDMENTS

         These By-Laws may be altered or repealed and By-Laws may be made at any annual meeting of the Stockholders or at any special meeting thereof if notice of the proposed alteration or repeal to be made be contained in the notice of such special meeting, by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote thereat, or by the affirmative vote of a majority of the Board at any regular meeting of the Board or at any special meeting of the Board if notice of the proposed alteration or repeal to be made, be contained in the notice of such special meeting.

                               ARTIClE XV REMARKS

         Whenever an officer, director, or majority stockholder fails or refuses to comply with any provision herein or in the Corporation's Articles of Incorporation, any other officer, director or shareholder shall have the right to enforce said provision and provide for said compliance through an action for injunctive relief or a derivative action, if such are cognizable at law, and to collect court costs and attorneys fees from such officer, director or majority stockholder personally. Any such officer, director or majority stockholder consents, for any such action, to the personal jurisdiction and venue of a court of subject matter jurisdiction located in Clark County, State of Nevada.


                                      (7)