Form 10QSB/A
period 2000-09-30
MULTINET INTERNATIONAL CORP INC
filed 2001-04-19
CIK 1104161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT TO
                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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
                                                                              =============    =============     =============


          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding
                  4,425 shares at December 31, 1998                           $                $                 $       4,425
                  4,425,500 shares at December 31, 1999;                                               4,426
                  4,432,000 shares at September 30, 2000;                             4,432
               Additional Paid In Capital                                             6,993              499                 0
               Accumulated deficit                                                  (22,712)          (3,182)              185
                                                                              --------------   --------------    -------------

                      Total stockholders' equity                              $     (11,287)   $       1,743     $       4,610
                                                                              ==============   ==============    ==============

                                     Total liabilities and
                                     stockholders' equity                     $       1,656    $       2,443     $       5,506
                                                                              ==============   ==============    ==============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                              September 30,     September 30,      December 31,      December 31,
                                                                       2000             1999              1999             1998
                                                              --------------    -------------     -------------    -------------
                                                                                (unaudited)

       Revenues (Notes 1 and 3)                               $     103,523     $     90,821     $     133,394     $     78,000

       Cost of revenue                                                    0                0                 0                0
                                                              --------------    -------------    --------------    -------------

                  Gross profit                                $     103,523     $     90,821     $     133,394     $     78,000

       Operating, general and administrative expenses
          Salaries and payroll taxes                          $      87,035     $     54,552     $      88,083     $          0
          Management fees                                            12,150           21,192            25,692           51,179
          Other operating expenses                                   23,868           17,715            22,986           29,723
                                                              --------------    -------------    --------------    -------------

             Operating, general and
                  administrative expenses                     $     123,053     $     93,459     $     136,761     $     80,902
                                                              --------------    -------------    --------------    -------------

                  Operating (loss)                            $     (19,530)    $     (2,638)    $      (3,367)    $     (2,902)

       Nonoperating income (expense)                                      0                0                 0                0
                                                              --------------    -------------    --------------    -------------

                  Net (loss) before income taxes              $     (19,530)    $     (2,638)    $      (3,367)    $     (2,902)
                                                              --------------    -------------    --------------    -------------

       Federal and state income taxes                                     0                0                 0              676
                                                              --------------    -------------    --------------    -------------

                  Net (loss)                                  $     (19,530)    $     (2,638)    $      (3,367)    $     (3,578)
                                                              ==============    =============    ==============    =============


                  Net (loss) per share (Note 2)               $     (0.0044)    $    (0.0035)    $       (0.00)    $      (0.00)
                                                              ==============    =============    ==============    =============

                  Average Number of Shares
                  of Common Stock Outstanding                     4,429,978        4,425,000         4,425,000        4,267,808
                                                              ==============    =============    ==============    =============





         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                                   For the three months ended
                                                                                                 September 30,     September 30,
                                                                                                          2000             1999
                                                                                                 -------------     ------------
                                                                                                           (unaudited)

       Revenues (Notes 1 and 3)                                                                  $      27,761     $     32,847

       Cost of revenue                                                                                       0                0
                                                                                                 -------------     ------------

                  Gross profit                                                                   $      27,761     $     32,847

       Operating, general and administrative expenses
          Salaries and payroll taxes                                                             $      28,008     $     26,456
          Management fees                                                                                1,500            4,500
          Other operating expenses                                                                      14,996            4,647
                                                                                                 -------------     ------------
             Operating, general and
                  administrative expenses                                                        $      44,504     $     35,603
                                                                                                 -------------     ------------

                  Operating (loss)                                                               $     (16,743)    $     (2,756)

       Nonoperating income (expense)                                                                         0                0
                                                                                                 -------------     ------------

                  Net (loss) before income taxes                                                 $     (16,743)    $     (2,756)
                                                                                                 -------------     ------------

       Federal and state income taxes                                                                        0                0
                                                                                                 -------------     ------------

                  Net (loss)                                                                     $     (16,743)    $     (2,756)
                                                                                                 =============     ============


                  Net (loss) per share (Note 2)                                                  $       (0.00)    $      (0.00)
                                                                                                 =============     ============

                  Average Number of Shares
                  of Common Stock Outstanding                                                        4,431,696        4,425,000
                                                                                                 =============     ============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                  Retained
                                                                                                  Earnings
                                                                                                (Accumulated
                                                                Common Stock and Capital         Deficit) during
                                                                 In Excess of Par Value          Development
                                                              -------------------------------       Stage
                                                                   Shares          Amount                                Total
                                                              -------------     -------------    -------------     -----------------




          Balance at December 31, 1997                            4,000,000     $      4,000     $       3,763     $      7,763

          Director Compensation                                     425,000              425                                425

          Net (Loss), December 31, 1998                                                                 (3,578)          (3,578)
                                                              -------------     ------------     -------------     -------------

          Balance at December 31, 1998                            4,425,000     $      4,425     $         185     $      4,610

          August 15, 1999, thousand
              for one stock split                                 4,422,575            4,423            (4,421)

          Sale of stock, December 16, 1999                              500              500                                500

          Net (Loss), December 31, 1999                                                                 (3,367)          (3,367)
                                                              -------------     ------------     -------------     -------------

          Balance at December 31, 1999                            4,425,500     $      4,925     $      (3,182)    $      1,743

          Sale of stock, March 9, 2000                                  500              500                                500

          Sale of stock, March 31, 2000                               5,000            5,000                              5,000

          Sale of stock July 28, 2000                                 1,000            1,000                              1,000
          Net (Loss), September 30, 2000                                                               (19,530)         (19,530)
                                                              -------------     ------------     -------------     -------------

          Balance at September 30, 2000                           4,432,000     $     11,425     $     (22,712)    $    (11,287)
                                                              =============     ============     =============     =============




         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS

                                                                For the nine months ended             For the year ended
                                                              September 30,     September 30,    December 31,      December 31,
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
                                                              =============     ============     =============     ============





         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS


                                                                For the nine months ended             For the year ended
                                                              September 30,     September 30,    December 31,      December 30,
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
                                                              =============     ============     =============     ============




         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                   For the three months ended
                                                                                                 September 30,     September 30,
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
                                                                                                 =============     ============





         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                   For the three months ended
                                                                                                 September 30,     September 30,
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









         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 2000 and December 31, 1999 and 1998


Note 1.  Nature of Business and Significant Accounting Policies

         Nature of business
         ------------------

         Multinet International Corporation, Inc. ("Company") was organized May 17, 1996 under the laws of the State of Nevada. The Company was formed to provide experienced management to companies through management contracts or through merger or acquisition. Currently, it manages one convenience store in Phoenix, Arizona through Nikky D Corporation, a wholly owned subsidiary.

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

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 2000 and December 31, 1999 and 1998

Note 2.  Stockholders' Equity

         Common stock
         ------------

         The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On August 15, 1999, the Company's shareholders approved a thousand for one stock split of the existing shares. On June 15, 2000, the Company authorized and issued 2,000,000 shares to acquire Nikky D. Corporation.

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