Form 10QSB
period 2001-03-31
MULTINET INTERNATIONAL CORP INC
filed 2001-05-15
CIK 1104161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

      At March 31, 2001 there were outstanding 4,431,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                    MULTINET INTERNATIONAL CORPORATION, INC.

                                Table of Contents

Contents                                                        Page
--------                                                        ----

PART I - FINANCIAL INFORMATION .................................. 1

Item 1.  Financial Statements ................................... 1

Item 2.  Management's Discussion and Analysis .................. 11

PART II - OTHER INFORMATION .................................... 13

Item 6.  Exhibits and Reports on Form 8-K ...................... 13

SIGNATURES ..................................................... 14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                    MULTINET INTERNATIONAL CORPORATION, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                 MARCH 31, 2001
                                DECEMBER 31, 2000
                                DECEMBER 31, 1999



                                    CONTENTS


INDEPENDENT  AUDITOR'S  REPORT  ON THE
CONSOLIDATED  FINANCIAL STATEMENTS                                         2
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                             3

   Consolidated Statements of Income                                       4

   Consolidated Statements of Stockholders' Equity                         5

   Consolidated Statements of Cash Flows                                   6

   Notes to Consolidated Financial Statements                              7-10
--------------------------------------------------------------------------------

                          Independent Auditor's Report
                          ----------------------------

         To the Board of Directors
         Multinet International Corporation, Inc.
         Las Vegas, Nevada


         I have audited the accompanying consolidated balance sheet of Multinet International Corporation, Inc. as of March 31, 2001 and December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2001, the years then ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multinet International Corporation, Inc. as of March 31, 2001 and December 31, 2000 and 1999 and the results of its operations and cash flows for the three months ended March 31, 2001, the years then ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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

         /s/ KYLE L. TINGLE
         ------------------
             KYLE L. TINGLE
             CERTIFIED PUBLIC ACCOUNTANT

         May 4, 2001
         Henderson, Nevada

                    MULTINET INTERNATIONAL CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,         Dec. 31,         Dec. 31,
                                                                                       2001             2000             1999
                                                                              -------------    -------------     -------------


                                                             ASSETS
          CURRENT ASSETS
               Cash                                                           $         502    $         779     $       2,284
               Accounts receivable (Note 2)                                          59,639           43,053                 0
               Prepaid expenses                                                       1,159            1,159               159
                                                                              -------------    -------------     -------------

                      Total current assets                                    $      61,300    $      44,991     $       2,443
                                                                              -------------    -------------     -------------

                                     Total assets                             $      61,300    $      44,991     $       2,443
                                                                              =============    =============     =============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Outstanding checks in excess of bank balance                   $       4,922    $       5,793     $           0
               Accounts payable and accrued expenses                                 19,870           12,730               700
               Due to related parties (Note 2)                                       11,500           11,500                 0
                                                                              -------------    -------------     -------------

                      Total current liabilities                               $      36,292    $      30,023     $         700
                                                                              -------------    -------------     -------------


          STOCKHOLDERS' EQUITY (NOTE 3)
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding
                  4,425,000 shares at December 31, 1999;                      $                $                 $       4,426
                  4,431,000 shares at December 31, 2000;                                               4,431
                  4,431,000 shares at March 31, 2001                                  4,431
               Additional paid in capital                                             5,994            5,994               499
               Retained earnings (accumulated deficit)                               14,583            4,543            (3,182)
                                                                              -------------    -------------     -------------

                      Total stockholders' equity                              $      25,008    $      14,968     $       1,743
                                                                              -------------    -------------     -------------

                                     Total liabilities and
                                     stockholders' equity                     $      61,300    $      44,991     $       2,443
                                                                              ==============   =============     =============



         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                 For the three months ended             For the years ended
                                                                          March 31,                          December 31,
                                                                       2001             2000              2000             1999
                                                              ------------------------------     ------------------------------
                                                                         (unaudited)


       Revenues (Notes 1 and 4)                               $      52,017     $     38,831     $     175,462     $    133,394

       Cost of revenue                                                    0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Gross profit                                $      52,017     $     38,831     $     175,462     $    133,394
                                                              -------------     ------------     -------------     ------------
       Operating expenses
          Salaries and payroll taxes                          $      28,919     $     30,455     $     113,305     $     88,083
          Management fees                                             7,500            4,500            24,500           25,692
          Other operating expenses                                    5,558            4,119            29,932           22,986
                                                              -------------     ------------     -------------     ------------

             Operating expenses                               $      41,977     $     39,074     $     167,737     $    136,761
                                                              -------------     ------------     -------------     ------------

                  Operating income (loss)                     $      10,040     $       (243)    $       7,725     $     (3,367)

       Nonoperating income (expense)                                      0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Net income (loss) before income taxes       $      10,040     $       (243)    $       7,725     $     (3,367)
                                                              -------------     -------------    -------------     ------------

       Federal and state income taxes                                     0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Net income (loss)                           $      10,040     $       (243)    $       7,725     $     (3,367)
                                                              =============     =============    =============     ============

                  Net income (loss) per share (Note 3)        $      (0.00)     $      (0.00)    $        0.00     $      (0.00)
                                                              =============     =============    =============     ============

                  Average number of shares
                  of common stock outstanding                     4,431,000         4,427,208        4,430,057        4,425,000
                                                              =============     =============    =============     ============



         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                            Common Stock and Capital          Retained Earnings
                                                                             In Excess of Par Value             Accumulated
                                                                       -----------------------------------        (Deficit)
                                                                             Shares         Amount
                                                                       -----------------------------------    -----------------


          Balance at December 31, 1997                                     4,000,000    $       4,000         $       3,763

          Director Compensation                                              425,000              425

          Net (loss), December 31, 1998                                                                              (3,578)
                                                                       -------------    -------------         --------------

          Balance at December 31, 1998                                     4,425,000    $       4,425         $         185

          Sale of stock, December 16, 1999                                       500              500
          Net (loss), December 31, 1999                                                                              (3,367)
                                                                       -------------    -------------         --------------

          Balance at December 31, 1999                                     4,425,500    $       4,925         $      (3,182)

          Sale of stock, March 9, 2000                                           500              500

          Sale of stock, March 31, 2000                                        5,000            5,000

          Net income, December 31, 2000                                                                               7,725
                                                                       -------------    -------------         -------------

          Balance at December 31, 2000                                     4,431,000           10,425                 4,543

          Net income, March 31, 2001                                                                                 10,040
                                                                       -------------    -------------         -------------

          Balance at March 31, 2001                                        4,431,000    $      10,425         $      14,583
                                                                       =============    =============         =============



         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS


                                                              For the three months ended               For the years ended
                                                                         March 31,                           December 31,
                                                                       2001             2000              2000             1999
                                                              ------------------------------     ------------------------------
                                                                         (unaudited)

         Cash Flows From Operating Activities:
         Reconciliation of net income (loss) to net cash (used in) operating activities

         Net income (loss)                                    $      10,040     $       (243)    $       7,725     $     (3,367)
         Adjustments to reconcile net income (loss)
             to cash (used in) operating activities:
             Director stock compensation                                                                     0                0
             Change in assets and liabilities
               (Increase) in accounts receivable                    (16,586)          (1,000)          (43,053)               0
               (Increase) decrease in prepaid expenses                                                  (1,000)            (159)
               Increase (decrease) in accounts payable                6,269               85            17,823             (196)
                                                              -------------     ------------     -------------     ------------

                  Net cash (used in) operating activities     $        (277)    $     (1,158)    $     (18,505)    $     (3,722)


         Cash Flows From Investing Activities:
             Net advances from related parties                $           0     $          0     $      11,500     $          0
             Proceeds from issuance of common stock                       0            5,500             5,500              500
                                                              -------------     ------------     -------------     ------------

                  Net cash provided by investing
                     activities                               $           0     $      5,500     $      17,000     $        500
                                                              -------------     ------------     -------------     ------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                      $           0     $          0     $           0     $          0
             Principal payments on notes payable                          0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Net cash (used in) financing
                     activities                               $           0     $          0     $           0     $          0
                                                              -------------     ------------     -------------     ------------

                  Net (decrease) in cash and cash equivalents $        (277)    $      4,342     $      (1,505)    $     (3,222)

         Cash and cash equivalents at beginning of year                 779            2,284             2,284            5,506
                                                              -------------     ------------     -------------     ------------

          Cash and cash equivalents at end of year            $         502     $      6,626     $         779     $      2,284
                                                              =============     ============     =============     ============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  March 31, 2001 and December 31, 2000 and 1999


Note 1.  Nature of Business and Significant Accounting Policies

         Nature of Business:
         ------------------
         Multinet International Corporation, Inc. ("Company") was organized May 17, 1996 under the laws of the State of Nevada. The Company was formed to provide experienced management to companies through management contracts or through merger or acquisition. Currently, it manages one convenience store in the Phoenix, Arizona area through Nikky D. Corporation, a wholly-owned subsidiary.

         A summary of the Company's significant accounting policies is as follows:
         ----------------------------------------------------------------
         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company and Nikky D. Corporation, a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

         Cash
         ----
         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2001, December 31, 2000 and December 31, 1999.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  March 31, 2001 and December 31, 2000 and 1999


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

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at March 31, 2001, December 31, 2000 and 1999.

         Revenue Recognition
         -------------------
         The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred.

Note 2.  Related Party Transactions

         Revenues and Accounts Receivable
         --------------------------------
         Revenues are derived from a cost plus management agreement with Fernando's Mobil Station, a related party through common ownership. Revenues for the three months ended March 31, 2001 and 2000, and the years ended December 31, 2000 and 1999 are $52,017, $38,831, $175,462,
         and $133,394, respectively. Accounts receivable related from Fernando's Mobil for the three months ended March 31, 2001 and 2000, and the years ended December 31, 2000 and 1999 are $59,639, $0, $43,053, and $0,
         respectively. The owners of Fernando's Mobil Station have guaranteed the balance due to the Company.

         Management Fees and Accounts Payable
         ------------------------------------
         Nikky D. Corporation has management agreements with the owners of Fernando's Mobil Station, who are also minority owners of the Company. Management fees to related parties for the three months ended March 31, 2001 and 2000, and the years ended December 31, 2000 and 1999 are $7,500, $4,500, $24,500 and $25,692, respectively. Management fees included in accounts payable at March 31, 2001 and 2000, and December 31, 2000 and 1999, are $17,500, $0, $12,500 and $0, respectively.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  March 31, 2001 and December 31, 2000 and 1999


Note 2.  Related Party Transactions (continued)

         Due to Related Parties
         ----------------------
         Companies affiliated through partial common ownership or management have advanced funds for the ongoing operations of the company. These advances are anticipated to be repaid through current operations of the company.

         These advances as of March 31, 2001 are as follows:

                  Shogun Investment Group                 7,500
                  Southern States Land Development        2,000
                  Union Connection, Inc.                  1,000
                  High Desert Land, Inc.                  1,000
                                                       ----------
                                                       $ 11,500
                                                       ==========

Note 3.  Stockholders' Equity

         Common Stock
         ------------
         The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On August 15, 1999, the Company's shareholders approved a thousand for one stock split of the existing shares. On July 1, 2000, the Company authorized and issued 2,000,000 shares of restricted stock to acquire Nikky D. Corporation. Prior year information has been restated to reflect the stock split. At the acquisition date, a common stockholder owned 3.5% of the Company and 15% of Nikky D Corporation. After the acquisition, the stockholder owned 8.7% of the Company.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended March 31, 2001 and 2000 are 4,431,000 and 4,427,208, respectively, 4,430,057 during 2000; and 4,425,000 during 1999. As of March 31, 2001, December 31, 2000 and December 31, 1999, the Company had no dilutive potential common shares.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  March 31, 2001 and December 31, 2000 and 1999


Note 4.  Acquisitions

         On July 1, 2000, the Company completed its acquisition of Nikky D. Corporation ("Nikky D."), in which Nikky D. became a wholly-owned subsidiary of the Company. The Company exchanged 2,000,000 shares of common stock for all outstanding shares of Nikky D. The acquisition was recorded using the pooling method of accounting and accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Nikky D. for all periods reported. Nikky D.'s revenues for the three months ended March 31, 2000 and the year ended December 31, 1999 were $38,831 and $133,394, respectively. Nikky D.'s net income (loss) for the three months ended March 31, 2000 and the year ended December 31, 1999 were $477 and $(1,384), respectively.

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

         As of March 31, 2001, the Company's cash flow was not sufficient to cover expenses of the Company. Shortfalls have been covered by advances from parties related by common ownership or management. Without the realization of accounts receivable, increased revenues, or additional capital through financing or sale of securities, it would be unlikely for the Company to continue as a going concern.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

         REVENUES. For the three months ended March 31, 2001, revenues were approximately $52,000, an increase of approximately $13,200, or 34%, versus revenues of approximately $38,800 for the three months ended March 31, 2000. The increase in revenues for the 2000 period was due primarily to an increase of management consulting services, including service station management, to the Company's client, Fernando's Mobil Station, located in Phoenix, Arizona.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, decreased to 81% for the three months ended March 31, 2001 as compared to 101% for the three months ended March 31, 2000. This decrease in operating expenses as a percentage of revenues for the three months ended March 31, 2001 occurred primarily due to an increase in revenues during the first quarter of 2001. Salaries and payroll taxes, as included in operating expenses, decreased from approximately $30,500 for the three months ended March 31, 2000 to approximately $28,900 for the three months ended March 31, 2001. This decrease in salaries and payroll taxes was due primarily to fewer full-time equivalents in the first quarter of 2001. Management fees increased from $4,500 for the three months ended March 31, 2000 to $7,500 for the three months ended March 31, 2001. This increase was due to a management contract between Nikky D. Corporation and Jose
F. Garcia for management services to Fernando's Mobil Station. Nikky D. Corporation is a wholly-owned subsidiary of the Company and Jose F. Garcia is an 8.7% owner of the Company and 50% partner of Fernando's Mobil Station.

         NET INCOME (LOSS). For the three months ended March 31, 2001, net income before income taxes was approximately $10,000 compared to net losses of approximately $240 for the three months ended March 31, 2000. This was due primarily to an increase in revenues during the first quarter of 2001.

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

         The Company has continued to incur a shortfall of cash, due primarily to significant increases in accounts receivable from Fernando's Mobil Station for management contract services. This cash shortfall was offset by loans from related parties and issuances of stock. The owners of Fernando's Mobil Station have guaranteed the balance due to the Company.

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.


Number     Description
-----------------------------------------------------------------------------

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

3.2        Bylaws of Multinet International Corporation, Inc.
             (Incorporated by reference from Exhibit 3.2 of Form 8-K filed July 21, 2000).

3.3        Certificate of Incorporation of Nikky D. Corporation,
             a Delaware corporation (Incorporated by reference from Exhibit 3.1 of Form 8-K filed April 6, 2001).

10.1       Nikky D. Management Agreement (Incorporated by reference from
             Exhibit 27.1 of Form 8-K filed July 21, 2000).

21.1       Subsidiaries  of the  Registrant  (Incorporated  by reference  from
             Exhibit 21.1 of Form 10-KSB filed April 2, 2001).


(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Multinet International Corporation, Inc.
                   -----------------------------------------
                                  (Registrant)

Date:  May 15, 2001

/s/ GLEN BROW
    ---------
    GLEN BROW
    PRESIDENT

Date:  May 15, 2001

/s/ SHERRI HENDERSON
    ----------------
    SHERRI HENDERSON
    SECRETARY