Form 10QSB
period 2001-06-30
MULTINET INTERNATIONAL CORP INC
filed 2001-08-07
CIK 1104161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

      At June 30, 2001 there were outstanding 4,431,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                    MULTINET INTERNATIONAL CORPORATION, INC.

                                Table of Contents

Contents                                                        Page(s)
--------                                                        -------

PART I - FINANCIAL INFORMATION ...................................   1

Item 1.  Financial Statements ....................................   1

Item 2.  Management's Discussion and Analysis ....................  14

PART II - OTHER INFORMATION ......................................  17

Item 6.  Exhibits and Reports on Form 8-K ........................  17

SIGNATURES .......................................................  18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                  June 30, 2001
                                December 31, 2000
                                December 31, 1999




                                    Contents




INDEPENDENT  AUDITOR'S  REPORT  ON THE  CONSOLIDATED  FINANCIAL
STATEMENTS                                                             2
----------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                         3

   Consolidated Statements of Income                                   4-5

   Consolidated Statements of Stockholders' Equity                     6

   Consolidated Statements of Cash Flows                               7-8

   Notes to Consolidated Financial Statements                          9-13
-----------------------------------------------------------------------------

                          Independent Auditor's Report
                          ----------------------------


         To the Board of Directors
         Multinet International Corporation, Inc.
         Las Vegas, Nevada


         I have audited the accompanying consolidated balance sheet of Multinet International Corporation, Inc. as of June 30, 2001 and 2000 and December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2001, the six months ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multinet International Corporation, Inc. as of June 30, 2001 and 2000 and December 31, 2000 and 1999 and the results of its operations and cash flows for the three months ended June 30, 2001, the six months ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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


         /s/ KYLE L. TINGLE
         ------------------
             KYLE L. TINGLE
             CERTIFIED PUBLIC ACCOUNTANT

         July 31, 2001
         Henderson, Nevada

                    MULTINET INTERNATIONAL CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,         Dec. 31,          Dec. 31,
                                                                                       2001             2000              1999
                                                                              -------------    -------------     -------------

                                                             ASSETS
          CURRENT ASSETS
               Cash                                                           $         234    $         779     $       2,284
               Accounts receivable (Note 2)                                          76,346           43,053                 0
               Prepaid expenses                                                       1,159            1,159               159
                                                                              -------------    -------------     --------------

                      Total current assets                                    $      77,739    $      44,991     $       2,443
                                                                              -------------    -------------     --------------

                                     Total assets                             $      77,739    $      44,991     $       2,443
                                                                              =============    =============     ==============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Outstanding checks in excess of bank balance                   $       6,915    $       5,793     $           0
               Accounts payable and accrued expenses                                 23,945           12,730               700
               Due to related parties (Note 2)                                       12,500           11,500                 0
                                                                              -------------    -------------     --------------

                      Total current liabilities                               $      43,360    $      30,023     $         700
                                                                              -------------    -------------     --------------

          STOCKHOLDERS' EQUITY (NOTE 3)
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding
                  4,425,000 shares at December 31, 1999;                      $                $                 $       4,426
                  4,431,000 shares at December 31, 2000;                                               4,431
                  4,431,000 shares at June 30, 2001                                   4,431
               Additional paid in capital                                             5,994            5,994               499
               Retained earnings (accumulated deficit)                               23,954            4,543            (3,182)
                                                                              -------------    -------------     --------------

                      Total stockholders' equity                              $      34,379    $      14,968     $       1,743
                                                                              -------------    -------------     --------------

                                     Total liabilities and
                                     stockholders' equity                     $      77,739    $      44,991     $       2,443
                                                                              =============    =============     ==============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 For the three months ended         For the six months ended
                                                                            June 30,                         June 30,
                                                                       2001             2000              2001             2000
                                                              ------------------------------     ------------------------------
                                                                (unauditied)

       Revenues (Notes 1 and 4)                               $      52,604     $     36,931     $     104,621     $     75,762

       Cost of revenue                                                    0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Gross profit                                $      52,604     $     36,931     $     104,621     $     75,762
                                                              -------------     ------------     -------------     ------------
       Operating expenses
          Salaries and payroll taxes                          $      29,364     $     28,572     $      58,283     $     59,027
          Management fees                                             7,500            6,150            15,000           10,650
          Other operating expenses                                    6,369            4,753            11,927            8,872
                                                              -------------     ------------     -------------     ------------

             Operating expenses                               $      43,233     $     39,475     $      85,210     $     78,549
                                                              -------------     ------------     -------------     ------------

                  Operating income (loss)                     $       9,371     $     (2,544)    $      19,411     $     (2,787)

       Nonoperating income (expense)                                      0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Net income (loss) before income taxes       $       9,371     $     (2,544)    $      19,411     $     (2,787)
                                                              -------------     -------------    -------------     ------------

       Federal and state income taxes                                     0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Net income (loss)                           $       9,371     $     (2,544)    $      19,411     $     (3,367)
                                                              =============     =============    =============     ============

                  Net income (loss) per share (Note 3)        $       0.00      $     (0.00)     $        0.00     $     (0.00)
                                                              =============     ============     =============     ============

                  Average number of shares
                  of common stock outstanding                     4,431,000        4,431,000         4,431,000        4,429,104
                                                              =============     ============     =============     ============



         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                         For the years ended
                                                                                                              December 31,
                                                                                                          2000             1999
                                                                                                 ------------------------------
                                                                                                    (unaudited)

       Revenues (Notes 1 and 4)                                                                  $     175,462     $    133,394

       Cost of revenue                                                                                       0                0
                                                                                                 -------------     ------------

                  Gross profit                                                                   $     175,462     $    133,394
                                                                                                 -------------     ------------
       Operating expenses
          Salaries and payroll taxes                                                             $     113,305     $     88,083
          Management fees                                                                               24,500           25,692
          Other operating expenses                                                                      29,932           22,986
                                                                                                 -------------     ------------

             Operating expenses                                                                  $     167,737     $    136,761
                                                                                                 -------------     ------------

                  Operating income (loss)                                                        $       7,725     $     (3,367)

       Nonoperating income (expense)                                                                         0                0
                                                                                                 -------------     ------------

                  Net income (loss) before income taxes                                          $       7,725     $     (3,367)
                                                                                                 -------------     -------------

       Federal and state income taxes                                                                        0                0
                                                                                                 -------------     ------------

                  Net income (loss)                                                              $       7,725     $     (3,367)
                                                                                                 =============     ============

                  Net income (loss) per share (Note 3)                                           $        0.00     $     (0.00)
                                                                                                 =============     ============

                  Average number of shares
                  of common stock outstanding                                                        4,430,057        4,425,000
                                                                                                 =============     ============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Common Stock and Capital
                                                                            In Excess of Par Value          Retained Earnings
                                                                       ------------------------------           Accumulated
                                                                           Shares       Amount                   (Deficit)
                                                                       -----------------------------------------------------

          Balance at December 31, 1997                                     4,000,000    $       4,000         $       3,763

          Director Compensation                                              425,000              425

          Net (loss), December 31, 1998                                                                              (3,578)
                                                                       -------------    -------------         --------------

          Balance at December 31, 1998                                     4,425,000    $       4,425         $         185

          Sale of stock, December 16, 1999                                       500              500
          Net (loss), December 31, 1999                                                                              (3,367)
                                                                       -------------    -------------         --------------

          Balance at December 31, 1999                                     4,425,500    $       4,925         $      (3,182)

          Sale of stock, March 9, 2000                                           500              500

          Sale of stock, June 30, 2000                                         5,000            5,000

          Net income, December 31, 2000                                                                               7,725
                                                                       -------------    -------------         --------------

          Balance at December 31, 2000                                     4,431,000           10,425                 4,543

          Net income, June 30, 2001                                                                                  19,411
                                                                       -------------    -------------         --------------

          Balance at June 30, 2001                                         4,431,000    $      10,425         $      23,954
                                                                       =============    =============         ==============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS


                                                                  For the three months ended       For the six months ended
                                                                            June 30,                         June 30,
                                                                       2001             2000              2001             2000
                                                              ------------------------------     ------------------------------
                                                                                        (unaudited)
         Cash Flows From Operating Activities:
         Reconciliation of net income (loss) to net
             cash (used in) operating activities

         Net income (loss)                                    $       9,371     $       (243)    $      19,411     $     (3,367)
         Adjustments to reconcile net income (loss)
             to cash (used in) operating activities:
             Change in assets and liabilities
               (Increase) in accounts receivable                    (16,707)          (1,000)          (33,293)               0
               (Increase) decrease in prepaid expenses                                                       0             (159)
               Increase (decrease) in accounts payable                6,068               85            12,337             (196)
                                                              -------------     ------------     -------------     ------------

                  Net cash (used in) operating activities     $      (1,268)    $     (1,158)    $      (1,545)    $     (3,722)


         Cash Flows From Investing Activities:
             Net advances from related parties                $       1,000     $          0     $       1,000     $          0
             Proceeds from issuance of common stock                       0            5,500                 0              500
                                                              -------------     ------------     -------------     ------------

                  Net cash provided by investing
                     activities                               $       1,000     $      5,500     $       1,000     $        500
                                                              -------------     ------------     -------------     ------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                      $           0     $          0     $           0     $          0
             Principal payments on notes payable                          0                0                 0                0
                                                              -------------     ------------     -------------     ------------

                  Net cash (used in) financing
                     activities                               $           0     $          0     $           0     $          0
                                                              -------------     ------------     -------------     ------------

                  Net (decrease) in cash and cash equivalents $        (268)    $      4,342     $        (545)    $     (3,222)

         Cash and cash equivalents at beginning of period               502            2,284               779            5,506
                                                              -------------     ------------     -------------     ------------

          Cash and cash equivalents at end of period          $         234     $      6,626     $         234     $      2,284
                                                              =============     ============     =============     ============


         See Accompanying Notes to Consolidated Financial Statements.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                       For the years ended
                                                                                                             December 31,
                                                                                                          2000             1999
                                                                                                 ------------------------------

         Cash Flows From Operating Activities:
         Reconciliation of net income (loss) to net cash (used in) operating activities

         Net income (loss)                                                                       $       7,725     $     (3,367)
         Adjustments to reconcile net income (loss)
             to cash (used in) operating activities
             Change in assets and liabilities
               (Increase) in accounts receivable                                                       (43,053)               0
               (Increase) decrease in prepaid expenses                                                  (1,000)            (159)
               Increase (decrease) in accounts payable                                                  17,823             (196)
                                                                                                 -------------     ------------

                  Net cash (used in) operating activities                                        $     (18,505)    $      3,722


         Cash Flows From Investing Activities:
             Net advances from related parties                                                   $      11,500     $          0
             Proceeds from issuance of common stock                                                      5,500              500
                                                                                                 -------------     ------------

                  Net cash provided by investing
                     activities                                                                  $      17,000     $        500
                                                                                                 -------------     ------------

         Cash Flows From Financing Activities
             Proceeds from notes payable                                                         $           0     $          0
             Principal payments on notes payable                                                             0                0
                                                                                                 -------------     ------------

                  Net cash (used in) financing
                     activities                                                                  $           0     $          0
                                                                                                 -------------     ------------

                  Net (decrease) in cash and cash equivalents                                    $      (1,505)    $     (3,222)

         Cash and cash equivalents at beginning of year                                                  2,284            5,506
                                                                                                 -------------     ------------

          Cash and cash equivalents at end of year                                               $         779     $      2,284
                                                                                                 =============     ============



         See Accompanying Notes to Consolidated Financial Statements.

                     MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 2001 and December 31, 2000 and 1999

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

A summary of the Company's significant accounting policies is as follows:
------------------------------------------------------------------------
         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Cash
         ----
         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2001, December 31, 2000 and December 31, 1999.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 2001 and December 31, 2000 and 1999

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

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at June 30, 2001, December 31, 2000 and 1999.

         Revenue Recognition
         -------------------
         The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred.

Note 2.  Related Party Transactions

         Revenues and Accounts Receivable
         --------------------------------
         Revenues are derived from a cost plus management agreement with Fernando's Mobil Station, a related party through common ownership. Revenues for the three months ended June 30, 2001 and 2000, the six months ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999 are $52,604, $36,931, $104,321, $75,762, $175,462, and
         $133,394, respectively. Accounts receivable related from Fernando's Mobil for the six months ended June 30, 2001, and the years ended December 31, 2000 and 1999 are $76,346, $43,053, and $0, respectively.
         The owners of Fernando's Mobil Station have guaranteed the balance due to the Company.

         Management Fees and Accounts Payable
         ------------------------------------
         Nikky D Corporation has management agreements with the owners of Fernando's Mobil Station, who are also minority owners of the Company. Management fees to related parties for the three months ended June 30, 2001 and 2000, the six months ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999 are $7,500, $6,150, $15,000,
         $10,650, $24,500 and $25,692, respectively. Management fees included in accounts payable at June 30, 2001, and December 31, 2000 and 1999, are $20,125, $0, $12,500 and $0, respectively.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 2001 and December 31, 2000 and 1999

Note 2.  Related Party Transactions (continued)

         Due to Related Parties
         ----------------------
         Companies affiliated through partial common ownership or management have advanced funds for the ongoing operations of the company. These advances are anticipated to be repaid through current operations of the company.

         These advances as of June 30, 2001 are as follows:

                  Shogun Investment Group                 8,500
                  Southern States Land Development        2,000
                  Union Connection, Inc.                  1,000
                  High Desert Land, Inc.                  1,000
                                                       ----------
                                                       $ 12,500
Note 3.  Stockholders' Equity

         Common Stock
         ------------
         The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On August 15, 1999, the Company's shareholders approved a thousand for one stock split of the existing shares. On July 1, 2000, the Company authorized and issued 2,000,000 shares of restricted stock to acquire Nikky D Corporation. Prior year information has been restated to reflect the stock split. . At the acquisition date, a common stockholder owned 3.5% of the Company and 15% of Nikky D Corporation. After the acquisition, the stockholder owned 8.7% of the Company.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended June 30, 2001 and 2000 are 4,431,000 and 4,431,000, respectively; for the six months ended June 30, 2001 and 2000, 4,431,000 and 4,429,104, respectively; 4,430,057 during 2000; and 4,425,000 during 1999. As of June 30, 2001, December 31, 2000 and December 31, 1999, the Company had no dilutive potential common shares.

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 2001 and December 31, 2000 and 1999

Note 3.  Stockholders' Equity (continued)

         Form SB-2 Registration Statement
         The Company filed a Form SB-2 Registration Statement Under the Securities Act of 1933 with the Securities and Exchange Commission ("SEC") to register the current shares of the Company. The SEC declared the Form S-2 effective as of June 11, 2001. "Selling shareholders" that acquired shares of the Company's in private transactions are allowed to freely trade their shares of stock subsequent to the effective date. The Company does not receive proceeds from these transactions.

         NASD Listing
         ------------
         The Company filed disclosure and information statements pursuant to NASD Manual Rule 6740 and Rule 15c2-11 of the Securities Exchange Act of 1934 with the National Association of Security Dealers. Effective xxxx xx, 2001, the Company was granted the symbol xxxx for quotation on the Over-The-Counter Bulletin Board (OTCBB).


Note 4.  Acquisitions

         On July 1, 2000, the Company completed its acquisition of Nikky D Corporation ("Nikky D"), in which Nikky D became a wholly owned subsidiary of the Company. The Company exchanged 2,000,000 shares of common stock for all the outstanding shares of Nikky D. The acquisition was a recorded using the pooling method of accounting and accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Nikky D for all periods reported. Nikky D's revenues for the three months ended June 30, 2000, the six months ended June 30, 2000, and the year ended December 31, 1999 were $36,931, $75,762, and $133,394, respectively. Nikky D's net income (loss) for the three months ended June 30, 2000, the six months ended June 30, 2000, and the year ended December 31, 1999 were $(2,544), $(2,787), and $(1,384), respectively.

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

                    MULTINET INTERNATIONAL CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 2001 and December 31, 2000 and 1999

Note 5.  Going Concern (continued)

         The business plan contemplates equity funding or financing to acquire other business or operating enterprises. The Company also seeks to acquire additional management agreements to manage convenience stores in the Phoenix, Arizona region.

         As of June 30, 2001, the Company's cash flow was not sufficient to cover expenses of the Company. Shortfalls have been covered by advances from parties related by common ownership or management. Without the realization of accounts receivable, increased revenues, or additional capital through financing or sale of securities, it would be unlikely for the Company to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

         REVENUES. Revenues increased for the three and six months ended June 30, 2001 by approximately $15,670 or 42.4% and $28,860 or 38.1%
respectively, over the same periods of the prior year. This increase during the 2001 periods was due primarily to increased revenues received under the contract for management services between Nikky D. Corporation and Fernando's Mobil Station. Nikky D. Corporation is a wholly-owned subsidiary of the Company, and Jose F. Garcia is an 8.7% owner of the Company and 50% partner of Fernando's Mobil Station.

         OPERATING EXPENSES. For the three months ended June 30, 2001, operating expenses increased by $3,760 compared to the same period of the prior year. As a percentage of revenues, operating expenses increased from 77.4% to 82.2%. Salaries and payroll taxes, as included in operating expenses, increased from approximately $28,570 for the three months ended June 30, 2000 to approximately $29,360 for the three months ended June 30, 2001. This increase was due mainly to increased full-time equivalents during the 2001 period. Management fees increased from $6,150 for the three months ended June 30, 2000 to $7,500 for the three months ended June 30, 2001. This increase was due to a management contract between Nikky D. Corporation and Jose F. Garcia for management services to Fernando's Mobil Station. Other operating expenses included increased legal and accounting expenses from $2,831 for the three months ended June 30, 2000 to $2,445 for the three months ended June 30, 2001. Health insurance costs incurred by the Company's wholly-owned subsidiary, Nikky D. Corporation increased from $2,420 for the three months ended June 30, 2000 to $3,144 for the three months ended June 30, 2001.

         For the six months ended June 30, 2001, operating expenses increased by $6,660 compared to the same period of the prior year. This increase was mainly due to an increase in management fees to Jose F. Garcia for management services and other operating expenses. As a percentage of revenues, operating expenses were 81.4% for the six months ended June 30, 2001 compared to an operating income (loss) of $2,790 during the same period of the prior year. This was due primarily to an increase in revenues received during the 2001 periods under a management contract for management services to Fernando's Mobil Station and increased professional and health insurance costs incurred by the Company.
Other operating expenses included increased legal and accounting expenses from $2,666 for the six months ended June 30, 2000 to $4,335 for the six months ended June 30, 2001. Health insurance costs incurred by the Company's wholly-owned subsidiary, Nikky D. Corporation increased from $5,180 for the six months ended June 30, 2000 to $6,012 for the six months ended June 30, 2001.

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

         ASSETS AND LIABILITIES. As of the six months ended June 30, 2001, the Company had assets of $77,739 compared to $44,991 as of December 31, 2000. The increase of assets in 2001 was due primarily to an increase in accounts receivable. The Company's current liabilities increased to $43,360 for the six months ended June 30, 2001 compared to $30,023 as of the end of December 31, 2000. This increase was due mainly to an increase in outstanding checks in excess of bank balance, accounts payable and accrued expenses, and amounts due to related parties.

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

10.1       Nikky D. Management Agreement (Incorporated by reference from
             Exhibit 27.1 of Form 8-K filed July 21, 2000).

21.1       Subsidiaries of the Registrant (Incorporated by reference from
             Exhibit 21.1 of Form 10-KSB filed April 2, 2001).


(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the first or second quarters of 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Multinet International Corporation, Inc.
                   -----------------------------------------
                                  (Registrant)

Date:  August 6, 2001

/s/ GLEN BROW
    ---------
    GLEN BROW
    PRESIDENT

Date:  August 6, 2001

/s/ SHERRI KRESSER
    --------------
    SHERRI KRESSER
    SECRETARY
                                      -18-