Form 10QSB
period 2001-09-30
MULTINET INTERNATIONAL CORP INC
filed 2001-11-21
CIK 1104161

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30th, 2001

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.


                       Commission file number: 000-29107


                       MULTINET INTERNATIONAL CORP., INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                                  88-0441388
(State or other jurisdiction                                    (IRS Employer
    of incorporation)                                        Identification No.)


              574 Greentree Cove, Suite 101, Collierville, TN 38017
                    (Address of principal executive offices)


                                 (901)-854-3574
                           (Issuer's Telephone Number)


            8100 West Sahara Ave., Suite 200, Las Vegas, Nevada 89117
                       (Former address since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 20,431,000 as of September 30th, 2001

================================================================================

ITEM 1. FINANCIAL STATEMENTS.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $     702
  Other receivable                                                        4,100
                                                                      ---------
     Total current assets                                                 4,802

Fixed assets, net                                                        32,977

Note receivable                                                          10,000
Deposit                                                                  11,360
                                                                      ---------

     Total assets                                                     $  59,139
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                               $  46,440
  Due to related parties                                                 13,300
  Due to stockholder                                                     75,281
                                                                      ---------
     Total current liabilities                                          135,021

     Total liabilities                                                  135,021

Commitments and contingencies                                                --

Stockholders' deficit
  Common stock - $.001 par value, 25,000,000 shares
   authorized, 22,431,000 shares issued and outstanding                  22,431
  Additional paid-in capital                                            279,225
  Accumulated deficit                                                  (377,538)
                                                                      ---------
     Total stockholders' deficit                                        (75,882)
                                                                      ---------

     Total liabilities and stockholders' deficit                      $  59,139
                                                                      =========

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                               For the period from April, 19
                                                                                 2001 (Date of Inception of
                                                         Three months ended      Showintel Networks, Inc.)
                                                         September 30, 2001      Through September 30, 2001
                                                         ------------------      --------------------------
Revenues                                                    $         --                $         --

General and administrative expenses
  Consulting fees                                                103,500                     218,500
  Other general and administrative expenses                       61,170                     159,038
                                                            ------------                ------------

     Total general and administrative expenses                   164,670                     377,538
                                                            ------------                ------------

Loss before provision for income taxes                          (164,670)                   (377,538)

Income tax provisions                                                 --                          --
                                                            ------------                ------------

Net loss                                                    $   (164,670)               $   (377,538)
                                                            ============                ============

Basic and diluted loss per common share                     $      (0.01)               $      (0.02)
                                                            ============                ============
Basic and diluted weighted average
 common shares outstanding                                    18,196,933                  18,134,273
                                                            ============                ============

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM APRIL 19, 2001
                (DATE OF INCEPTION OF SHOWINTEL NETWORKS, INC.)
                           THROUGH SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                      Common stock
                                                ------------------------   Additional                    Total
                                                   Number                   Paid-in     Accumulated   Stockholders'
                                                 of Shares      Amount      capital       Deficit        Equity
                                                -----------   ----------   ----------   -----------   ------------
Balance, April 19, 2001 (Date of Inception of
 Showintel Networks, Inc.)                               --   $       --   $       --   $       --    $       --

Common stock issued in April 2001 to a founder
 for cash, $0.0165 per share                     15,000,000       15,000      232,725           --       247,725

Common stock issued in April 2001 to a founder
 for services, $0.0165 per share                  3,000,000        3,000       46,500           --        49,500

Common stock issued in September 2001 for the
 acquisition of Multinet International
 Corporation, Inc., $.001 per share               4,431,000        4,431           --           --         4,431

Net loss                                                 --           --           --     (377,538)     (377,538)
                                                -----------   ----------   ----------   ----------    ----------

Balance, September 30, 2001                      22,431,000   $   22,431   $  279,225   $ (377,538)   $  (75,882)
                                                ===========   ==========   ==========   ==========    ==========

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM APRIL 19, 2001
                (DATE OF INCEPTION OF SHOWINTEL NETWORKS, INC.)
                           THROUGH SEPTEMBER 30, 2001
                                  (UNAUDITED)


Cash flows from operating activities:
  Net loss                                                   $(377,538)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock based compensation                                    53,931
    Depreciation                                                 4,299
  Changes in operating assets and liabilities:
    Increase in other receivable                                (4,100)
    Increase in deposit                                        (11,360)
    Increase in accounts payable and accrued expenses           46,440
                                                             ---------

      Net cash used by operating activities                   (288,328)

Cash flows from investing activities:
  Loan made related to note receivable                         (10,000)
  Purchase of fixed assets                                     (37,276)
                                                             ---------

      Net cash used by investing activities                    (47,276)

Cash flows from financing activities:
  Advances from stockholder                                     75,281
  Advances from related parties                                 13,300
  Proceeds from issuance of common stock                       247,725
                                                             ---------

    Net cash provided by financing activities                  336,306
                                                             ---------

Net increase in cash                                               702

Cash, beginning of period                                           --
                                                             ---------

Cash, end of period                                          $     702
                                                             =========

Supplementary cash flow information:
  Cash payments for interest                                 $      --
                                                             =========

Schedule of non-cash financing activities:
  Issuance of 4,431,000 shares of common stock for the
   acquisition of Multinet International Corporation, Inc.   $   4,431
                                                             =========

            See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

     DESCRIPTION OF BUSINESS - Multinet International Corporation, Inc. (hereinafter referred to as the "Company" or "Multinet") is a development stage company that plans to provide video-streaming technology to consumers and the entertainment industry. It is the Company's intention to develop the necessary structure to deliver the video-streaming technology for profitable commercialization through internal development and licensing agreements with other companies to market and deploy products and services resulting from the Company's technology applications.

     HISTORY - Multinet International Corporation, Inc. was incorporated on May 17, 1996 in the State of Nevada. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Showintel Networks, Inc., a Nevada Corporation, in exchange for 18,000,000 shares of Multinet's common stock ("Showintel Transaction"). Prior to the Showintel Transaction, Multinet was a non-operating public company with no operations or assets; and 4,431,000 shares of common stock issued and outstanding; and Showintel Networks, Inc. was a privately held company with assets being used for the development of its video-streaming technology. The Showintel Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Showintel Transaction is equivalent to the issuance of stock by a private company (Showintel Networks, Inc.) for the net monetary assets of a non-operational public company (Multinet), accompanied by a recapitalization. The accounting for the Showintel Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Showintel Networks, Inc. Showintel Networks, Inc. was incorporated on April 19, 2001. Therefore, these financial statements reflect activities from April 19, 2001 (Date of inception for Showintel Networks, Inc.) and forward.

     Prior to the Showintel Transaction, the Company operated a convenience store through Nikky D Corporation, a wholly owned subsidiary. In September 2001, the Company divested itself of Nikky D. Corporation. The Company has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement No. 29. As a result of this divestiture, the Company became a non-operational public company.

     FISCAL YEAR-END - The Company's fiscal year is December 31.

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     FIXED ASSETS - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for the Company's cash, accounts receivable, note receivable, due to stockholder, accounts payable, accrued liabilities, and loans payable approximate fair value due to the short-term maturity of these instruments.

     EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

     INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     As of September 30, 2001, the Company has available net operating loss carryover of approximately $324,000 that will begin to expire in 2016. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

     COMPREHENSIVE INCOME (LOSS) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

     SEGMENT INFORMATION - The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments. The Company operates under one segment.

     ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no advertising costs for the year ended September 30, 2001.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense when incurred. Costs of software developed internally by us for use in our operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-1, "Internal Use Software." In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" and we adopted this consensus on July 1, 2000. This consensus requires that entities treat most web site development as internal use software under SOP No. 98-1. Under these accounting pronouncements, we expense costs of research, including pre-development efforts related to determining technological or product alternatives, and costs incurred for training and maintenance. Software and web site development costs, which include direct costs such as labor and contractors, are capitalized when it is probable that the project will be completed and the software or web sites will be used as intended. Costs incurred for upgrades and enhancements to our software or web sites are capitalized when we believe such efforts result in additional functionality. Capitalized software and web site costs are amortized to expense over the estimated useful life of the software or web sites, which range from one to three years. As of September 30, 2001, there are no costs capitalized under SOP No. 98-1.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

     STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

     NEW ACCOUNTING PRONOUNCEMENTS - On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     * all business combinations initiated after June 30, 2001 must us the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     * intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     * goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     * effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     * all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

2.   FIXED ASSETS

     Fixed assets consist of the following as of September 30, 2001:

         Equipment                                       $ 20,008
         Furniture and fixtures                            15,508
         Leasehold equipment                                1,760
                                                         --------
                                                           37,276
         Less: accumulated depreciation                     4,299
                                                         --------

         Fixed assets, net                               $ 32,977
                                                         ========

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   NOTE RECEIVABLE

     On July 16, 2001, the Company entered into an agreement to loan a principal sum of up to $500,000 to an entity, in exchange for a convertible promissory note, convertible to a 10-15% membership interest in the entity. The percentage of membership interest would be determined by the exercise date, with conversion rights executed before February 22, 2003, resulting in a 10% interest and execution after the said date resulting in a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of September 30, 2001, the Company had loaned $10,000 to this entity.

4.   DEPOSIT

     Deposit totaling $11,360 as of September 30, 2001 consists of a utility deposit which will be refunded to the Company in the future once credit has been established with the utility company.

5.   DUE TO STOCKHOLDER

     Due to stockholder totaling $75,281 as of September 30, 2001 consist of advances made by the Company's officer and sole stockholder. The balance is due on demand, unsecured, and interest rate of 10%.

6.   DUE TO RELATED PARTIES

     Due to related parties totaling $13,300 at September 30, 2001 are comprised of advances from various entities owned and/or controlled by certain stockholders of the Company. These advances are due on demand, unsecured, and bearing no interest.

7.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company operates from a leased office under a non-cancelable operating lease. For the period from April 19, 2001 through September 30, 2001, total rent expense for the leased office approximated $7,160.

     Future minimum rental payments required under the operating lease for the facility as of September 30, 2001 are as follows:

          Year
          ----
          2001                    $  4,305
          2002                      28,356
          2003                      34,372
          2004                      36,472
          2005                      12,296
                                  --------
                                  $115,801
                                  ========

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.   PRO FORMA RESULTS

     As discussed in Note 1, the Company acquired 100% of Showintel Networks Inc. Accordingly, the following pro forma condensed statements of operations are to present the results of operations of the consolidated entities for the three and nine months ended September 30, 2001 as though the transaction described in Note 1 had been effective on January 1 in those periods described. The pro forma results of operations are based upon assumptions that the Company believes are reasonable and are based on the historical operations of Showintel Networks, Inc. The pro forma statements of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the business combination with Showintel Networks, Inc. been consummated on January 1 of the periods described.

     Pro forma results for the three months ended September 30, 2001:

                                                         Multinet
                                    Showintel         International         Pro Forma         Pro Forma
                                   Network, Inc.     Corporation, Inc.     Adjustments         Results
                                   -------------     -----------------     -----------         -------
Revenues                           $         --        $         --        $        --       $         --
Operating expenses                      164,670               3,057                 --            167,727
                                   ------------        ------------        -----------       ------------

Income before tax provisions           (164,670)             (3,057)                --           (167,727)
Tax provisions                               --                  --                 --                 --
                                   ------------        ------------        -----------       ------------
Net income from
  Continuing operations            $   (164,670)       $     (3,057)       $        --       $   (167,727)
                                   ============        ============        ===========       ============

Discontinued operations
(Net of income tax effects)        $         --        $      5,910        $        --       $      5,910
                                   ============        ============        ===========       ============

Net income                         $   (164,670)       $      2,853        $        --       $   (161,817)
                                   ============        ============        ===========       ============

Basic and diluted loss per
  Common share                     $       (.01)       $       (.00)       $        --       $       (.01)
                                   ============        ============        ===========       ============

Weighted average shares used
  in per share calculations          15,000,000           4,431,000                 --         19,431,000
                                   ============        ============        ===========       ============

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     Pro forma results for the nine months ended September 30, 2001:

                                                         Multinet
                                    Showintel         International         Pro Forma         Pro Forma
                                   Network, Inc.     Corporation, Inc.     Adjustments         Results
                                   -------------     -----------------     -----------         -------
Revenues                           $         --        $         --        $        --       $         --
Operating expenses                      377,538               7,642                 --            385,180
                                   ------------        ------------        -----------       ------------

Income before tax provisions           (377,538)             (7,642)                --            385,180
Tax provisions                               --                  --                 --                 --
                                   ------------        ------------        -----------       ------------
Net income from
  Continuing operations            $   (377,538)       $     (7,642)       $        --       $   (385,180)
                                   ============        ============        ===========       ============

Discontinued operations
(Net of income tax effects)        $         --        $     21,849        $        --       $     21,849
                                   ============        ============        ===========       ============

Net income                         $   (377,538)       $     14,207        $        --       $   (363,331)
                                   ============        ============        ===========       ============

Basic and diluted loss per
  Common share                     $       (.03)       $       (.00)       $        --       $       (.02)
                                   ============        ============        ===========       ============

Weighted average shares used
  in per share calculations          15,000,000           4,431,000                 --         19,431,000
                                   ============        ============        ===========       ============

ITEM 2. PLAN OF OPERATIONS.

On September 26, 2001, Multinet International, Inc executed an agreement to acquire 100% of the issued stock of Showintel Networks. As part of a separate agreement, the company spun Nikki D, a wholly owned subsidiary, prior to the acquisition with Showintel. Showintel Networks became a whole owned subsidiary as of the date of closing. The existing officers and directors of the company appointed David V. Lott as a director of the company and resigned effective the closing of the transaction.

Showintel Networks, Inc. ("Showintel") increases consumption of entertainment by creating a system that interacts with the "entertainment life-cycle." Combining theater-based advertising, innovative loyalty programs, and video-on-demand
(VOD) access to pay-per-view (PPV) and subscription services, Showintel can increase loyalty and revenue to a chain of theaters, increase purchases of ancillary products (soundtracks, DVDs, videos, merchandise), and create a pinpoint targeted direct marketing connection with entertainment consumers to stimulate rentals and PPV. In addition, some of the infrastructure investment can generate incremental revenue through strategic relationships with local ISP and wireless network operators.

     * IN-THEATER ADVERTISING: Showintel is placing interactive displays in theaters that will offer advertising and coming attractions that theater patron can watch passively or interactively. We have an exclusive agreement with See/Saw Communications, LLC. See/Saw was created in part by the principals of Toolbox Productions, Inc., to sell the advertising space on our displays. Toolbox is a full service company, uniquely qualified to sell, produce, write, edit and mix audio/video promotional campaigns and sales presentations. Toolbox was founded in 1995 as the exclusive on-air promotion facility for the United Paramount Network (UPN). Clients include MGM, ABC, Sony, Paramount and Studios USA.

     * LOYALTY PROGRAM: As a reward for interacting with the advertising displays, theater patrons will be offered the opportunity the sign up for a loyalty program that offers them discounts on future tickets as well as discounted or free offers from sponsors of the loyalty program.

     * E-MAIL MARKETING: Once a part of the loyalty program, Showintel will collect data on the movies seen. This will allow us to market merchandise directly related to the films seen as well as creating offers for entertainment of a similar genre.

     * VOD INFRASTRUCTURE: As entertainment properties continue along the entertainment lifecycle, Showintel will offer PPV and subscription services to the residential and hospitality markets.

     * INFORMATION: Once Showintel knows which films a theater patron has seen, we will create online conversations with them designed to obtain feedback on the shows they have seen. This will be valuable to film producers and advertisers. It will give us an advantage in targeting future entertainment opportunities to the consumer.

Currently the company has two theater chains representing 34 sites under contract to install the company's theater system. One site is partially equipped and showing commercial material. Fourteen sites (14) have high-speed (T-1) broadband lines installed and ready for hookup to the equipment upon installation. The central VOD server has been purchased and configured with custom designed media management software. Site based servers have been purchased and awaiting installation at the 14 prepared sites. The company has interest from a number of media buyers to purchase the available interactive advertisement space contingent upon the complete installation of equipment at each theater site. Due to the company's low cash reserves, additional funds are required within the next few months to complete the installation of equipment needs at the sites under contract and to proceed with the company's business plan. These funds will be raised through various financial arrangements including debt or equity. The company has not secured a line of credit from any financial institution to supplement its cash flow needs until revenue is generated from the established contracts. The company is negotiating with a number of sources of funding to provide for equipment expense and operational expenses. There is no assurance that such additional financing will be available when required in order to proceed with the business plan. If the company is unsuccessful in securing the additional capital needed to continue operations within the time required, the company will not be in a position to continue operations and the stockholders may lose their entire investment.

EMPLOYEES

As of October 30, 2001, the company has only one employee, David V. Lott, President, and who has worked full-time since the company's founding. There are currently no additional employees. The company intends to hire additional employees immediately upon securing the necessary operational and equipment financing. The company currently retains two outside consultants to assist with business development, financial development and business strategy.

RESULTS OF OPERATIONS

During the previous three month period, September 30th, 2001 to October 30, 2001, the company began engaging in significant operations including organizational activities, capital acquisition, promotional and sales efforts and initial equipment deployment. On Sept 27, 2001, the initial digital display systems were installed and made operational at one site. Initial displayed advertisements were included in part of a package for the fourth quarter operations and will be invoiced during the fourth quarter. Development of a centralized media management system began and central video servers were purchased and configured for operation. Interactive access station functionality development began for loyalty programming, e-commerce and interactive ad displays. Fourteen sites were ordered to have T-1 lines installed. Operating expenses during this period equal $164,670 which includes $103,500 for business strategy development and system development. The company signed a second theater chain for deployment of its system and has several more awaiting inspection of systems fully installed prior to entering an agreement.

The company experienced a net loss of $164,670 for the period which equates to basic and diluted loss of $.01 per share. The company's current liabilities exceed its asset base by $75,882.

LIQUIDITY AND CAPITAL RESOURCES

Operating expenses average $50,000 per month and have been paid through loans by an officer and stockholder. As of September 30th, the company borrowed from an officer and stockholder, $75,281 in advances which balance is due on demand, unsecured and bearing an interest rate of 10%. The company also borrowed $13,300 from parties related/ or controlled by the officer as an advance which is due and payable on demand, unsecured and bearing no interest. Showintel is presently negotiating with individuals for $300,000 debt funding for operations until cash flow can be achieved from operations. Showintel has received a letter from the exclusive advertising agent that a minimum of $525,000 per month of revenue is obtainable upon successful installation of the equipment in 30 theater sites. Equipment cost for the initial 30 sites amounts to $1.2 Million. Showintel believes it will take $455,000 to complete 14 sites, at which time the Company will become profitable. Showintel is currently negotiating with several leasing firms to lease the equipment needs. Showintel is also negotiating with a firm for credit enhancement which will facilitate the leasing needs as well as provide a credit line against the advertising contracts once placed. Pro forma analysis of operational and expansion capital needs indicate that upon completion of the first 30 sites that future installations can be funded from operations.

                         PART II --- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits


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

          10.1 Nikky D. Management Agreement (Incorporated by reference from
               Exhibit 27.1 of Form 8-K filed July 21, 2000).

          21.1 Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 of Form 10-KSB filed April 2, 2001).

     (b) Reports on Form 8K

          Form              Description                          Date
          ----              -----------                          ----

          8K                Acquisition Agreement             10/12/2001
          8K/A              Acquisition Agreement             10/17/2001
          8K/A              Acquisition Agreement             11/07/2001
          8K                Change in Accountants             11/21/2001

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MULTINET INTERNATIONAL CORP., INC.
                                   (Registrant)


Date: November 21, 2001            /s/ David V. Lott
                                   ---------------------------
                                   David V. Lott, President