Form 10-K
period 2001-12-31
MULTINET INTERNATIONAL CORP INC
filed 2002-03-27
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


                                      FORM 12b-25

                             NOTIFICATION OF LATE FILING

[X] Form 10-K [ ] Form 20F [ ] Form 11K [ ] Form 10Q [ ] Form N-SAR

For the Period Ended: December 31, 2001

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form N-SAR
[ ] Transition Report on Form 11-K

For the Transition Period Ended: N/A

Nothing in this Form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

                       PART I - REGISTRANT INFORMATION

Full Name of Registrant: MULTINET INTERNATIONAL CORP., INC.

Former Name, if Applicable: N/A

Address of Principal Executive Office (Street and Number)

574 Greentree Cove, Suite 101
Collierville, TN 38017

                        PART II - RULES 12b-25 (b) and (c)

If the subject report could not be filed without reasonable effort or Expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual or semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject Quarterly report or transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date;
and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-259(c) has been attached if applicable)

                                PART III - NARRATIVE

Due to the small number of staff, the Company has been slow in compiling the necessary information for the 10KSB filing.

                               PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Adam U. Shaikh, Esq. : (702) 733-0036

(2) Have all or other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify reports.

[  ] Yes  [ X ] No

The Company has failed to file an amended 8K/A, amending the Company's report of an acquisition of Showintel by the Company. The Company will include the required information in the upcoming 10KSB.

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[X] Yes   [  ] No

On September 26th of this year, Multinet International Corp., Inc.
completed an acquisition of Showintel. Inc. which shall significantly change the operations from last year.

Dated: March 27th, 2002                   By: /s/____________________________
                                          David V. Lott, President