Form 10KSB
period 2001-12-31
MULTINET INTERNATIONAL CORP INC
filed 2002-04-18
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         For the fiscal year ended 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

            For the transition period from __________ to __________


                        Commission file number: 0-09358


                       MULTINET INTERNATIONAL CORP., INC.
                 (Name of small business issuer in its charter)


            Nevada                                               88-0441388
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)


554 Greentree Cove, Suite 102. Collierville, TN                    38017
   (Address of principal executive offices)                      (Zip Code)


                   Issuer's telephone number: (901)-854-3574

          Securities registered under 12(b) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     State issuer's revenues for its most recent fiscal year.$0.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: 7,916,000 total of free trading and restricted shares at a close price of $.42 per share on March 28th, equals $3,324,720 market valuation.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 21,488,500 common shares as of March 28th, 2002. This does not include the 5 million shares newly under issued 144 treasury stock held in escrow. The following does not take into account 25,000,000 144A shares held by Company in escrow.

This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under
Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.

ITEM 1. DESCRIPTION OF BUSINESS

On September 26, 2001, Multinet International, Inc executed an agreement to acquire 100% of the issued stock of Showintel Networks. Prior to the acquisition, Multinet spun out of the company Nikki D, a wholly owned subsidiary. Showintel Networks became a whole owned subsidiary as of the date of closing. The existing officers and directors of the company appointed David V. Lott as a director of the company and resigned effective the closing of the transaction.

BUSINESS OVERVIEW OF SHOWINTEL NETWORKS, INC.

Founded in February 2000 and Incorporated in April 2001, Showintel Networks, Inc. ("Showintel") has developed a network that would produce advertising revenues in movie theatres and other markets via broadband video streaming technology. Utilizing database management and Internet commerce, Showintel will be able to capture advertising revenue through its "public access terminals" in theater lobbies. As of December 31st, the Company was in the development stage. The Company is expected to commence operations in the 2nd quarter, 2002.

Showintel's business model is to create strategies that would assist the "lifecycle" of today's entertainment products (films and soundtracks). The "lifecycle" of the entertainment product is more effectively managed from first release to home video release with usage of marketing and promotion techniques.

Showintel has contracted with a theater chain to install interactive terminals in the theater lobbies (see exhibit 10.2). These terminals will showcase advertising and coming attractions as well as provide e-commerce for soundtracks and DVDs.

Initial revenue will come from "in-theatre advertising". Following is an overview of the revenue opportunity and dynamics of the marketing and loyalty programs:

     -- In-theater advertising: Showintel's interactive terminals will allow for a specific amount of advertising slots. These slots are scalable for the future if additional advertising opportunities arise. Recently, Showintel executed an exclusive advertising agreement with See/Saw Communications, Inc. in which See/Saw will sell advertising space on the displays. See-Saw has committed to provide a minimum of five hundred twenty five thousand dollars ($525,000.00) in advertising revenues per month once the equipment for which the debt is extended is placed in 30 selected theaters in Memphis TN and St. Louis MO. Should See-Saw fail to provide minimum advertising revenue in any given month, and should Showintel fail to make prompt payment, See-Saw assures prompt payment when due of all payments and liabilities of Showintel to the Creditor (see Exhibit 10.3) (also, see risk factor titled "See-Saw Communication's Commitment does not protect Multinet from liability.")

     -- Loyalty Program: Theater patrons will be offered the opportunity to sign up for a loyalty program that offers them discounts on future tickets, as well as, discounted or free offers from sponsors of the loyalty program.

     -- E-mail Marketing: The loyalty program allows the opportunity to market merchandise directly related to the films.

     -- Information: Showintel will create online conversations designed to obtain feedback on the shows patrons have seen.

"THE ENTERTAINMENT LIFECYCLE"

Showintel gets involved with the entertainment lifecycle of a film and/or soundtrack. The lifecycle begins with the theatrical release. It then moves to video-on-demand release, cable channel pay per view, rental release and then television broadcast release.

Typically, over the first year, viewers can choose to pay a premium to see a show early in the lifecycle or wait to save money. This may be from buying a soundtrack, renting the video, or watching it on broadcast TV. Normally, each stage of the cycle centers on independent contact and interaction. With a combination of in-theater contact and an on-line video-on-demand (VOD) system, Showintel will have the opportunity to profit from several of the lifecycle stages rather than just one.

BENEFITS TO CUSTOMER GROUPS

Showintel has multiple potential customer groups. Theater owners benefit from the in-theater displays and loyalty programs. Entertainment consumers benefit from loyalty programs and Showintel's life-cycle approach to entertainment. Entertainment producers get better feedback and additional sales opportunities. Advertisers and sponsors receive sales and branding opportunities.

MARKET OPPORTUNITY

The foundation of Showintel market expansion is derived from three primary factors:

     -- Increased Penetration into Theater Chains. As of the end of 1999, there were 36,448 theater screens housed in 7,031 sites. Independent theaters/chains account for 2800 sites

     -- Better Information to Interact with Entertainment Consumers. Research shows that the average theater viewer will interact with the same piece of entertainment an additional 2.1 times. Knowing which films they have seen will allow us to target offers to them based on personal preferences.

     -- Growth of Location-based (Kiosk) Advertising. Dubbed "the vending machine of the Internet Age", location based displays are growing at a 20% compounded annual rate. Revenues of $3.23 trillion are expected by 2006. Up from 400,000 units today, there should be 1 million units by

          2005, a 150% increase. The interactive display market is growing at a slightly faster (24% compounded annual) rate.

COMPETITION

MOVIE THEATER ADVERTISING

NCN: National Cinema Network was the first to introduce media and promotions in movie theatres. NCN has onscreen presence in 82 theaters. They are partially owned by AMC.

Showintel Advantage over other Theater-based Advertisers - By focusing on all avenues of the entertainment lifecycle as opposed to only on in-theater marketing we hope to capitalize upon additional revenue opportunities outside the theater. We will offer a comprehensive loyalty program.

SALES AND MARKETING STRATEGY

Showintel has 37 theaters under contract and with a revenue guarantee of $525,000 in minimum advertising revenue upon installation of equipment in 30 theaters, Showintel hopes to be profitable in year one and have sufficient cash flow to expand. Other factors that add to Showintel's strengths are:

     -- Aggressive direct-sales effort. Our immediate goal is the sign-up and integration of 9.7% of the theater plants in the US (24.4% of the independent theaters), expanding internationally by 2004.

     -- Low-barrier network entry Showintel is eliminating all barriers to sign-up by initially offering low-cost integration to theater owners.

     -- Strategic partnering. Showintel intends to partner with merchandise fulfillment companies to facilitate e-commerce.

     -- Viral market penetration. Showintel offers trading partners the most efficient, logical, and convenient integration method and transaction fulfillment.

REVENUE

See-Saw has committed to provide a minimum of five hundred twenty five thousand dollars ($525,000.00) in advertising revenues per month once the equipment for which the debt is extended is placed in 30 selected theaters in Memphis TN and St. Louis MO. Should See-Saw fail to provide minimum advertising revenue in any given month, and should Showintel fail to make prompt payment, See-Saw assures prompt payment when due of all payments and liabilities of Showintel to the Creditor (see Exhibit 10.3) (also, see risk factor titled "See-Saw Communication's Commitment does not protect Multinet from liability.")

Additional revenues are derived from the loyalty program sponsorship and merchandise sales.

STATUS

Showintel has recently completed a reverse merger into a public shell. (OTC BB
Symbol: MNIL). Showintel has installed a plasma screen showing movie trailers and advertising at one site with Malco Theaters, Inc., the 23rd largest theater group headquartered in Tennessee. We are in discussions with several theater chains that will enable Showintel to reach 10% of the independent film market by December 2002. Our sole restriction will be the capital required to install the hardware in the theaters we sign up. Showintel expends $38,000 per theater for equipment purchases. We are seeking $1.5 million to install the first round of theater sites thereby activating the revenue guarantee and beginning cash flow operations.

FINANCING

     -- First round funding came from David Lott, friends and family, and outside investors.

     -- Second round funding - Showintel is seeking to raise $1.5 million to complete the first round installations of 30 theaters whereby revenue guarantees can be activated. Showintel currently has a revenue guarantee of $525,000 per month in advertising sales upon completion of the first 30 theater installations. All other opportunities will only be addressed upon complete installation of the first 30 theaters and activating the revenue guarantee. Showintel is pursuing several opportunities to raise funds including but not limited to private placements of equity or debt instruments, lines of credit, and leasing arrangement. If funds are not raised, Showintel will not be able to proceed with its business model. Showintel needs a minimum of $545,000 to complete a functional network system for 14 sites which includes all projection equipment, servers, and kiosk equipment. Under such a scenario the revenue guarantee will not be in affect for the market exposure to potential media buyers is limited. Growth for Showintel would be severely limited under a reduced funding arrangement and continuation of operations may be jeopardized.

USE OF FUNDS

     -- Fourteen theaters presently have broadband lines installed and are ready for installation of equipment. $545,000 is required to pay for this equipment. Time frame - 5 weeks from capital infusion

     -- Sixteen theaters are under contract but broadband lines are not installed. $600,000 is required to install all equipment needs. Estimated Time frame - 7 weeks including broadband installation.

     -- Operational funds - Full realization of the initial advertising revenue will hopefully be realized immediately upon installation of all equipment. Showintel expects a 45-day delay in receipt of receivables. $455,000 will be set aside to cover overhead and operational expenses that average less than $50,000 per month. This will bridge operational funding needs until receivables are received.

FUTURE CAPITAL NEEDS

Showintel believes operations can be self funded upon complete installation of the first 30 theaters and activation of ad revenue guarantee. Capital needs will be required only if Showintel chooses to expand into wireless broadband, hospitality VOD and other VOD opportunities that enables Showintel to enhance revenue upon its infrastructure. Currently, Showintel is focusing only upon the theater industry and will not pursue any enhancement opportunities.

PERSONAL STRENGTHS

The advantage that Showintel has in the market is its management and advisory board members. The advisory board members provide the inside track to the industry.

David Lott, Founder & CEO. Mr. Lott has 20 years experience in business development and management. In addition to his responsibility to SHOWINTEL NETWORKS, Mr. Lott is President and founder of Daody Management, Inc (DMI). DMI is a warehousing and storage management company in the Greater Memphis area of Tennessee and encompasses properties in several locales of southern Texas. Properties under his management include the Canon Computer Distribution Warehouse and PanAm Flight Training Academy. Mr. Lott developed this large real estate, storage and management company from the ground up. In 1982 he founded and operated Landscapes Unlimited, Inc. as its President. Landscapes Unlimited, Inc. was a top 50 company in commercial landscape contracting and management. He orchestrated the company's sale to industry leader Orkin International in 1994. Mr. Lott brings to SHOWINTEL NETWORKS his broad entrepreneurial and practical experience in all facets of corporate development and management.

ADVISORY BOARD

Marna Grantham, Founder and President of SeeSaw Communications. For the past five years, Ms. Grantham has held the position of Senior Vice President, Marketing, Affiliate and Network Distribution at UPN. She was member of the executive team that launched the network and directed all marketing. Her ongoing responsibilities included strategic planning for network distribution, affiliate and national marketing and resulted in distribution to 94% of the US market. She was responsible for creating Home Shopping and Religious stations, new station acquisitions as well as all national media and promotional campaigns. She was also a member of the Viacom Executive marketing council. Her 15 years in television began as a research director for KDVR Fox Television where she analyzed program acquisitions. She worked with FOX on launching NFL on FOX as well as the promotional and media campaigns and is currently serving on the executive team involved in New World CBS and ABC stations.

Donald Beck, Co-Founder of SeeSaw Communications and founder of Toolbox Productions. Mr. Beck has produced and directed film and television projects for over 25 years. He was a senior writer for ABC Television for 5 years before starting his own production company. Mr. Beck has won numerous gold and silver Promax awards including "Best of Show" several times. He produces on air promotions and graphics for clients such as ABC, MGM, Sony, Paramount, Universal and UPN. He has produced several feature length pictures including "Cutting Class" (starring Brad Pitt). Aside from his production work, Mr. Beck also teaches at the Santa Monica College, Academy of Entertainment.

Steve Mackelvie, V. P. of U.S. Business Development for JC Decaux Airport. Mr. Mackelvie is responsible for the U.S. operations for airport advertising for the world's largest out-of-home media firm, JC Decaux. His responsibilities include marketing analysis, client and consumer research and product evaluation to develop data for marketing audits and strategic planning. He is responsible for the implementation for marketing and advertising plans for over 50 U.S.

Airports. He has held positions as Corporate Sales Manager for a professional sports team as well as National Account Manager for a national retail firm.

Robert Levy, Senior Vice President, Malco Theaters. Mr. Levy runs the nations 23rd largest theater chain. He is third generation in the industry and has worked all functions in the business including advertising, film buyer and marketing. He has been actively involved in the National Association of Theatre Owners and is instrumental in the positioning of Showintel in the industry and its exposure to the theater owners.

EMPLOYEES

As of December 31, 2001, the Company had _1 employee and _6 consultants. All employees are located at the Company's headquarters in Tennessee. None of the Company's employees are subject to any collective bargaining agreement.

ADDITIONAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov).

                                 BUSINESS RISKS

AVAILABILITY OF CAPITAL

The Company has no operating capital available and has operated solely on funds provided by the management. The Company is in discussions with several potential funding sources, however, there is no assurance of any capital being made available. The Company does not believe it can maintain operations through the fiscal year 2002 unless funding is made available to complete installation of theaters under contract and provide interim operational funds pending receipts of anticipated ad sales.

CHANGE IN TECHNOLOGY ENVIRONMENT AND ACCESS

The Company is utilizing existing technology for its operations. The Company has developed software and systems to compliment existing technology and provide flexibility if existing technology changes. There is no assurance that the existing technology will perform in a standard sufficient for the Company to maintain competitiveness nor be available at the time the company anticipates a need.

COMPETITION

The Company recognizes that delays in funding has created a "window of opportunity" for potential competitors to establish relationships in the industry. A continued delay in funding increases the likelihood that competitors may increase market share sufficient to diminish the capacity of the Company to operate profitably.

LACK OF MARKET FOR MEDIA PLACEMENT

The Company has no assurance that the advertising opportunities for media buyers will be accepted and contracted. If the advertising revenue is not realized then the Company will not be able to maintain operations for a sufficient period of time for the other revenue sources to provide enough revenue for the Company to operate.

CONTROL BY OFFICERS AND DIRECTORS OVER AFFAIRS OF MULTINET MAY OVERRIDE WISHES OF OTHER STOCKHOLDERS.

The Company's officer and director, David Lott, beneficially own approximately 59% of the outstanding shares of Multinet's common stock. As a result, Mr. Lott has the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of Multinet. Therefore, it should be assumed that David Lott, by virtue of his stock holdings, will be able to control the affairs and policies of Multinet.

In addition, all decisions with respect to the management of Multinet will be made exclusively by David Lott. Investors will only have rights associated with stockholders to make decisions which effect Multinet. The success of Multinet, to a large extent, will depend on the quality of the directors and officers of Multinet. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management to David Lott as well as the future officers and directors.

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY.

Showintel has had limited operations since its organization and is a "start-up" or "development stage" company. We have no history of operations you can use to evaluate our business experience. Should you purchase shares in Showintel, your investment is in a high risk venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

SEE-SAW COMMUNICATION'S COMMITMENT DOES NOT PROTECT MULTINET FROM LIABILITY.

The Company is reliant upon a commitment from See-Saw Communications for much of its financing. However, such commitment does not protect Multinet from liability from creditors. See-Saw has committed to provide a minimum of five hundred twenty five thousand dollars ($525,000.00) in advertising revenues per month once the equipment for which the debt is extended is placed in 30 selected theaters in Memphis TN and St. Louis MO. Should See-Saw fail to provide minimum advertising revenue in any given month, and should Showintel fail to make prompt payment, See-Saw assures prompt payment when due of all payments and liabilities of Showintel to the Creditor. Such agreement does not, however, protect Multinet from potential Creditors. Under this agreement, a potential creditor will still have a right to pursue Showintel for any potential debt. Furthermore, there is no guaranty that See-Saw Communications will be able to provide the $525,000 dollars to a potential creditor.

LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY COMPANY.

The articles of incorporation of Multinet provide that the personal liability of a director or officer of Multinet to Multinet or the Shareholders for damages for breach of fiduciary duty as a director or officer shall be limited to acts or omissions which involve intentional misconduct, fraud or a knowing violation of law. In addition, the articles and the bylaws of Multinet provide for indemnification of officers and directors of Multinet. Also, the Nevada Revised Statutes provide for permissive indemnification of officers and directors and Multinet may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by Multinet in covering any liability of such persons or in indemnifying them.

POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF COMPANY.

David Lott may have other interests to which he devotes his time, either individually or through partnerships and corporations in which he has or may have an interest, hold an office, or serve on boards of directors, and he may continue to do so notwithstanding the fact that management time may be necessary to the business of Multinet. As a result, conflicts of interest may exist between Multinet and David Lott which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise of David Lott of such judgment as is consistent with his fiduciary duties to Multinet.

NO CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANAGEMENT OF COMPANY.

Holders of the shares of common stock of Multinet are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of Multinet, and the minority shareholders will not be able to elect a representative to Multinet's board of directors.

SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE.

All of the approximate 13,572,500 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Multinet, as defined, would be entitled to sell within any three- month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

COMPANY REQUIRES ADDITIONAL FUNDING IN ORDER TO BE SUCCESSFUL.

Showintel needs a minimum of $545,000 to complete a functional network system and install 14 sites. Under such a scenario the revenue guarantee will not be in affect for the market exposure to potential media buyers is limited. Growth for Showintel would be severely limited under a reduced funding arrangement and continuation of operations may be jeopardized.

ITEM 2. DESCRIPTION OF PROPERTY

At its offices in Collierville, TN Multinet owns approximately $40,396 of miscellaneous office furniture and equipment, including computers. Multinet also leases a 2650 square feet office (at $12.82. per square foot) . The lease expires on Sept. 1, 2005. Multinet has an option to renew each lease for a period of five years.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2001.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "MNIL". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by The Pink Sheets, L.L.C. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Date                Closing Bid        Closing Ask
----               -------------      -------------
2001               High     Low       High     Low
----               ----     ----      ----     ----
June 22
Thru
June 29            None     None      None     None

July 2
Thru
Sept 28             .75      .05         2        2

Oct. 1
Thru
Dec. 31            2.05      .25      2.50      .29

As of December 31, 2001, we had approximately 65 stockholders of record of the Common shares outstanding. We have never declared or paid dividends on our Common Stock.

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

RECENT SALES OF UNREGISTERED SECURITIES DURING 4TH QUARTER, 2001

(1) Warrants representing 1,000,000 (one million) shares of Company stock were issued to Erik Nelson pursuant to a consulting agreement on Nov 12, 2001 as noted in the audited financial statement of the company attached to this filing.
(2) Restricted Stock representing 250,000 (two hundred fifty thousand shares) were issued to LKS Consulting on Oct 20, 2001 pursuant to a consulting agreement discussed in Item 12 below. These shares were not issued until 2002.
(3) Restricted Stock representing 350,000 (three hundred fifty thousand shares) were issued to Wall Street Web on Nov 15, 2001 pursuant to a consulting agreement discussed in Item 12 below. These shares were not issued until 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Following the spin out of Nikky D Corporation in September 2001, the Company entered into an agreement to acquire 100% of the issued stock of Showintel Networks for 18 Million shares of its common stock to be restricted under Rule
144. Existing shareholders at the time of the spinout were provided an exchange of .55 shares in the Company and .45 shares in Nikki D for each share owned prior to the spin out. At the time of the acquisition, David V. Lott was appointed President of the Company and sole director. All previously existing officers and directors resigned effective the date of the acquisition. Currently, all operations are conducted in the wholly owned subsidiary, Showintel Networks, Inc. Showintel Networks is currently a development stage company.

A.   RESULTS OF OPERATIONS

     REVENUES

There were no revenues generated in 2001. Showintel Networks, Inc has been in the development stage since its inception in April, 2001 and has been in the process of building its infrastructure. Showintel had expected funding for operations and capital expenditures at the time of the acquisition, which failed to materialize. Showintel Networks, Inc. and the Company are in continuing discussions to raise sufficient capital for company operations.

     The Company realized interest income in the amount of $1,374.00 for the year from a note receivable issued to SeeSaw Communications.

     EXPENSES

     Total expenses from continuing operations was $700,141 for 2001 . Most of the expenses were for consultant fees in the amount of $110,265 which have been paid by the issuance of common restricted stock in the company. The company booked depreciation of $6,880 and an interest expense of $22,104 against notes payable to shareholders. General and administrative expenses were $220,152 during 2001 . A large portion of the general expenses were related to the development of the network media management operations of Showintel Networks, Inc.

     OPERATING LOSS

On a pre-tax basis, we had a loss of $698,767 in 2001 from continuing operations. 2001 loss per common share from continuing operations, basic and diluted, was $.04 per share.

B.   LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at December 31, 2001 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002 unless adequate capital funding is obtained. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow.

     Historically, the Company has sustained its operations primarily from the use of our own management's personal financial resources. We are seeking sources of financing, from several public or private equity or debt offerings. The current state of sources of funding are as follows:

1. On April 1, 2002, Multinet received a signed term sheet from International Forex Finance Group, LTD. representing a line of credit equal to 20% of the market value of restricted 144A stock the company placed in escrow for collateral for such an arrangement. 5 million restricted 144 shares have also been issued and are currently held in escrow. In February, Multinet applied for and received a separate CUSIP to create a type of restricted security known as 144A stock. This stock can only be traded among institutions and since this stock is to be returned upon completion of the terms of the agreement, Twenty five million shares have been placed in escrow for collateral. The term of the line of credit is for 7 years at 11% interest. There is no provision for prepayment during the initial three years. The collateral may be substituted and payments may be made in equity of the Company. The line of credit is established at a minimum of $1.5 million. At the filing of this document, the line of credit has not been finalized and is awaiting filing placement of the collateral with the appropriate hedging syndicate.

2. On March 27, 2002, the Company drafted a Private Placement Offering for Convertible Notes bearing 12%. The total amount of the Offering is $3 Million. The term of the notes is for three years with no call provision by the Company during the first year. The holder of the notes will receive interest on a quarterly basis. The holder may also convert the sum of the unpaid principal and interest into equity of the Company at 75% of the average share price of the preceding 20 days of trading of the Company's publicly traded stock but no less than $1.00 per share. Clarity Securities of N. Miami Florida has been retained at a 10% commission to assist the Company with the placement of these Notes. The noteholder will receive restricted shares under rule 144 of the SEC code if he chooses to convert the note into stock pursuant to the agreement. The stock carries piggyback registration rights which allows for the stock to be registered if the Company is conducting a registration process. As of yet, no shares have been sold under this offering.

ITEM 7.  FINANCIAL STATEMENTS


                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

        (With Report of Independent Certified Public Accountants Thereon)


                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
Report of Independent Certified Public Accountants                         1

Financial statements

     Balance sheet                                                         2

     Statement of operations                                               3

     Statement of stockholders' deficit                                    4

     Statement of cash flows                                               5

     Notes to financial statements                                         6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Multinet International Corporation, Inc.
(A Development Stage Company)
Collierville, Tennessee

We have audited the accompanying balance sheet of Multinet International Corporation, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the period from April 19, 2001 (Date of Inception of Showintel Networks, Inc.) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multinet International Corporation, Inc. as of December 31, 2001, and the results of its activities and cash flows for the period from April 19, 2001 (Date of Inception of Showintel Networks, Inc.) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 25, 2002
Las Vegas, Nevada

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2001


                                     ASSETS

Current assets
   Interest receivable                                                $   1,374
   Prepaid expenses                                                       2,827
                                                                      ---------
      Total current assets                                                4,201

Fixed assets, net                                                        40,396

Note receivable                                                          40,000

Deposit                                                                   1,435
                                                                      ---------

   Total assets                                                       $  86,032
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                              $  35,488
   Due to stockholder                                                   272,165
   Stocks payable to consultants                                        119,156
                                                                      ---------
      Total current liabilities                                         426,809

Total liabilities                                                       426,809

Commitments and contingencies                                                --

Stockholders' deficit
   Common stock - $.001 par value, 50,000,000 shares
      authorized, 20,431,000 shares issued and outstanding               20,431
   Additional paid-in capital                                           629,225
   Prepaid consulting services                                         (291,666)
   Accumulated deficit                                                 (698,767)
                                                                      ---------
      Total stockholders' deficit                                      (340,777)
                                                                      ---------

   Total liabilities and stockholders' deficit                        $  86,032
                                                                      =========

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM APRIL 19, 2001
                (DATE OF INCEPTION FOR SHOWINTEL NETWORKS, INC.)
                           THROUGH DECEMBER 31, 2001


Revenues
    Interest income                                                $      1,374
                                                                   ------------

        Total revenues                                                    1,374

General and administrative expenses
    Consulting fees                                                     451,005
    Depreciation                                                          6,880
    Interest expense                                                     22,104
    Other general and administrative expenses                           220,152
                                                                   ------------

        Total general and administrative expenses                       700,141
                                                                   ------------

Loss before provision for income taxes                                 (698,767)

Income tax provisions                                                        --
                                                                   ------------

Net loss                                                           $   (698,767)
                                                                   ============

Basic and diluted loss per common share                            $      (0.04)
                                                                   ============

Basic and diluted weighted average
    common shares outstanding                                        18,845,611
                                                                   ============

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       FOR THE PERIOD FROM APRIL 19, 2001
                (DATE OF INCEPTION FOR SHOWINTEL NETWORKS, INC.)
                           THROUGH DECEMBER 31, 2001

                                                      Common stock
                                                 -----------------------    Additional     Prepaid                         Total
                                                   Number                    Paid-in      Consulting     Accumulated   Stockholders'
                                                 of Shares      Amount       capital       Services        Deficit        Deficit
                                                 ----------   ----------    ----------    ----------     ----------     ----------
Balance, April 19, 2001 (Date of Inception of            --   $       --    $       --    $       --     $       --     $       --
  Showintel Networks, Inc.)

Common stock issued in April 2001 to a founder   15,000,000       15,000       232,725            --             --        247,725
   for cash, $0.0165 per share

Common stock issued in April 2001 to a founder    3,000,000        3,000        46,500            --             --         49,500
   for services, $0.0165 per share

Common stock issued in September 2001 for the     2,431,000        2,431            --            --             --          2,431
  acquisition of Multinet International
  Corporation, Inc., $.001 per share

Issuance of warrants in November 2001 for                --           --       350,000      (291,666)            --         58,334
  1,000,000 shares of common stock to a
  consultant with a weighted average exercise
  price of $1.00

Net loss                                                 --           --            --            --       (698,767)      (698,767)
                                                 ----------   ----------    ----------    ----------     ----------     ----------

Balance, December 31, 2001                       20,431,000   $   20,431    $  629,225    $ (291,666)    $ (698,767)    $ (340,777)
                                                 ==========   ==========    ==========    ==========     ==========     ==========

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM APRIL 19, 2001
                (DATE OF INCEPTION FOR SHOWINTEL NETWORKS, INC.)
                           THROUGH DECEMBER 31, 2001


Cash flows from operating activities:
    Net loss                                                         $(698,767)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
       Stock based compensation                                        110,265
       Depreciation                                                      6,880
    Changes in operating assets and liabilities:
       Increase in interest receivable                                  (1,374)
       Increase in prepaid expenses                                     (2,827)
       Increase in deposit                                              (1,435)
       Increase in accounts payable and accrued expenses                35,488
       Increase in due to stockholder                                   22,104
       Increase in stocks payable                                      119,156
                                                                     ---------

         Net cash used by operating activities                        (410,510)

Cash flows from investing activities:
    Loan made related to note receivable                               (40,000)
    Purchase of fixed assets                                           (47,276)
                                                                     ---------

         Net cash used by investing activities                         (87,276)

Cash flows from financing activities:
    Advances from stockholder                                          250,061
    Proceeds from issuance of common stock                             247,725
                                                                     ---------

         Net cash provided by financing activities                     497,786
                                                                     ---------

Net increase in cash                                                        --

Cash, beginning of period                                                   --
                                                                     ---------

Cash, end of period                                                  $      --
                                                                     =========
Supplementary cash flow information:
    Cash payments for interest                                       $      --
                                                                     =========
Non-cash financing activities:
    Prepaid portion of consulting agreement related to issuance
       of warrants for 1,000,000 shares of common stock              $ 291,666
                                                                     =========

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

     DESCRIPTION OF BUSINESS - Multinet International Corporation, Inc. (hereinafter referred to as the "Company" or "Multinet") is a development stage company that plans to provide video-streaming technology to consumers and the entertainment industry. It is the Company's intention to develop the necessary infrastructure to deliver the video-streaming technology for profitable commercialization through internal development and licensing agreements with other companies to market and deploy products and services resulting from the Company's technology applications.

     HISTORY - Multinet International Corporation, Inc. was incorporated on May 17, 1996 in the State of Nevada. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Showintel Networks, Inc., a Nevada Corporation, in exchange for 18,000,000 shares of Multinet's common stock ("Showintel Transaction"). Prior to the Showintel Transaction, Multinet was a non-operating public company with no operations or assets; and 2,431,000 shares of common stock issued and outstanding; and Showintel Networks, Inc. was a privately held company with assets being used for the development of its video-streaming technology. The Showintel Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Showintel Transaction is equivalent to the issuance of stock by a private company (Showintel Networks, Inc.) for the net monetary assets of a non-operational public company (Multinet), accompanied by a recapitalization. The accounting for the Showintel Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Showintel Networks, Inc. Showintel Networks, Inc. was incorporated on April 19, 2001. Therefore, these financial statements reflect activities from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) and forward.

     Prior to the Showintel Transaction, the Company operated a convenience store through Nikky D Corporation, a wholly owned subsidiary. In September 2001, the Company divested itself of Nikky D. Corporation. Multinet International Corporation, Inc. has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement No. 29. As a result of this divestiture, the Company became a non-operational public company.

     GOING CONCERN - The Company incurred a net loss of approximately $700,000 the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through December 31, 2001. The Company's current liabilities exceed its current assets by approximately $423,000 as of December 31, 2001. The Company's net cash used from operating activities approximated $411,000 during 2001. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     FISCAL YEAR-END - The Company's fiscal year is December 31.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for the Company's interest receivable, note receivable, deposit, accounts payable, accrued liabilities, due to stockholder, and stocks payable approximate fair value due to the short-term maturity of these instruments.

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

     INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     As of December 31, 2001, the Company has available net operating loss carryover of approximately $297,000 that will begin to expire in 2016. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

     COMPREHENSIVE LOSS - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

     SEGMENT INFORMATION - The Company discloses segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments. The Company operates under one segment.

     ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no advertising costs for the year ended December 31, 2001.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense when incurred. Costs of software developed internally by the Company for use in operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1, "Internal Use Software." In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" and the Company adopted this consensus on July 1, 2000. This consensus requires that entities treat most web site development as internal use software under SOP No. 98-1. Under these accounting pronouncements, the Company expenses costs of research, including pre-development efforts related to determining technological or product alternatives, and costs incurred for training and maintenance. Software and web site development costs, which include direct costs such as labor and contractors, are capitalized when it is probable that the project will be completed and the software or web sites will be used as intended. Costs incurred for upgrades and enhancements to the Company's software or web sites are capitalized when they believe such efforts result in additional functionality. Capitalized software and web site costs are amortized to expense over the estimated useful life of the software or web sites, which range from one to three years. As of December 31, 2001, there are no costs capitalized under SOP No. 98-1.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18.

     NEW ACCOUNTING PRONOUNCEMENTS - On July 20, 2001, FASB issued SFAS 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     * all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     * intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     * goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     * effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     * all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although the Company is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.   FIXED ASSETS

     Fixed assets consist of the following as of December 31, 2001:

         Equipment                               $ 30,008
         Furniture and fixtures                    15,508
         Leasehold equipment                        1,760
                                                 --------
                                                   47,276
         Less: accumulated depreciation             6,880
                                                 --------

         Fixed assets, net                       $ 40,396
                                                 ========

3.   NOTE RECEIVABLE

     On July 16, 2001, the Company entered into an agreement to loan a principal sum, with a maximum of $500,000, to See/Saw Communications, Inc., in exchange for a convertible promissory note, which is convertible to a 10-15% membership interest in the entity. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see
     Note 8 and 9 for other transactions entered into with See/Saw Communications, Inc. The percentage of membership interest would be determined by the exercise date based upon the loan amount outstanding, with conversion rights executed before February 22, 2003, resulting up to a 10% interest and execution after the said date would result up to a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of December 31, 2001, the Company had loaned $40,000 to this entity and recorded accrued interest of $1,374.

4.   DEPOSIT

     Deposit totaling $1,435 as of December 31, 2001 consists of a utility deposit.

5.   DUE TO STOCKHOLDER

     Due to stockholder totaling $272,165 as of December 31, 2001 consisted of the following:

         Loans payable from the Company's
         President and majority stockholder
         unsecured, interest rate of 10%,
         and accrued interest and principal
         due on July 1, 2002                     $208,061

         Accrued interest related to loans
         payable from the Company's
         President and majority stockholder        22,104

         Accrued wages for the Company's
         President and majority stockholder        42,000
                                                 --------
                                                 $272,165
                                                 ========

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   CONSULTING SERVICES

     In October 2001, the Company entered into a consulting agreement with a company to provide financial public relations service for a period of twelve months in consideration for 250,000 restricted shares of it's common stock valued at $432,000. The Company valued this transaction by taking the average closing stock price five days before and after the date of the consulting agreement and then discounting by 10%. The Company believes that a 10% discount is appropriate considering the length of time for this consultant to have the ability to sell such shares in the future as a result of the restricted nature of the common stock and minimal historical daily trading volume for its common stock. The Company has recorded $100,781 as consulting expenses during 2001, and the remaining amount of $331,219 will be expensed monthly over the remaining period of the agreement. The Company has not issued any common stock related to this agreement as of December 31, 2001, and accordingly, has an amount of $100,781 reflected as part stocks payable to consultants totaling $119,156 at December 31, 2001.

     In November 2001, the Company entered into a consulting agreement with a company to provide investor relations and advisory services for a period of twelve months in consideration for 350,000 restricted shares of it's common stock valued at $103,950. The Company valued this transaction by taking the average closing stock price five days before and after the date of the consulting agreement and then discounting by 10%. The Company believes that a 10% discount is appropriate considering the length of time for this consultant to have the ability to sell such shares in the future as a result of the restricted nature of the common stock and minimal historical daily trading volume for its common stock. The Company has recorded $18,375 as consulting expenses during 2001, and the remaining amount of $85,575 will be expensed monthly over the remainder period of the agreement. The Company has not issued any common stock related to this agreement as of December 31, 2001 and accordingly has an amount of $18,375 reflected as part stocks payable totaling $119,156 at December 31, 2001.

     In November 2001, the Company entered into a consulting agreement with a company to provide corporate finance and advisory services for a period of twelve months in consideration for warrants to purchase 1,000,000 shares of it's common stock with an weighted average exercise price of $1.00. The Company has valued this transaction at $350,000 under SFAS No. 123 as further discussed in Note 7. The Company has recorded $58,334 as consulting expenses during 2001, and the remaining amount of $291,666 reflected as prepaid consulting services at December 31, 2001.

7.   STOCKHOLDERS' EQUITY

     STOCK ISSUANCES - In April 2001, the Company issued 15,000,000 shares of its common stocks to its founder and President for cash consideration totaling $247,725 or $0.0165 per share.

     In April 2001, the Company issued 3,000,000 shares of its common stocks to its founder and President for past services rendered totaling $49,500 or $0.0165 per share, which has been recorded as an expense during 2001.

     In September 2001 as discussed in Note 1, the Company issued 2,431,000 shares of its common stock for the acquisition of all the outstanding capital stock of Showintel Network, Inc. The Company recorded an expense of $2,431 during 2001 as a result of this transaction.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.   STOCKHOLDERS' EQUITY (continued)

     STOCK WARRANTS - As discussed in Note 6, the Company issued Class A Warrant and Class B Warrant to a consultant to purchase a total of 1,000,000 shares of its common stock at an exercise price of $0.50 and $1.50, respectively. These warrants were exercisable upon issuance and expire November 12, 2004. The following table summarizes the Company's stock warrants activity:

                                                      Number         Weighted
                                                        of            Average
                                                      Shares      Exercise Price
                                                    ----------    --------------
         Balance, April 19, 2001                            --        $   --
              Warrants granted and assumed           1,000,000          1.00
              Warrants expired                              --            --
              Warrants canceled                             --            --
              Warrants exercised                            --            --
                                                    ----------        ------

         Balance, December 31, 2001                  1,000,000        $ 1.00
                                                    ==========        ======

     The Company estimates the fair value of these warrants granted to the consultant by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2001 using specific grant dates; no dividend yield; expected volatility of 534%; risk free interest rates of 2.86%; and expected lives of 2 years for all non-employee stock warrants. Accordingly, the Company valued the consulting services under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2001 for $350,000 as of December 31, 2001.

     The following table summarizes information about warrants granted during the year ended December 31, 2001:

                         Exercise Price
                        Equals, Exceeds or
        Number of        is Less Than Mkt.       Weighted                           Weighted
     Options Granted      Price of Stock         Average            Range of        Average
       During 2001        on Grant Date       Exercise Price     Exercise Price    Fair Value
     ---------------    ------------------    --------------    ---------------    ----------
               --             Equals              $   --        $  -- to $   --      $   --
        1,000,000            Exceeds              $ 1.00        $0.50 to $ 1.50      $ 0.35
               --           Less Than             $   --        $  -- to $   --      $   --
       ----------                                 ------        ---------------      ------

        1,000,000                                 $ 1.00        $0.50 to $ 1.50      $ 0.35
       ==========                                 ======        ===============      ======

8.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company operates from a leased office under a non-cancelable operating lease. For the period from April 19, 2001 through December 31, 2001, total rent expense for the leased office approximated $18,500.

     Future minimum rental payments required under the operating lease for the facility as of December 31, 2001 are as follows:

         Year
         ----
         2002                  $ 28,356
         2003                    34,372
         2004                    36,472
         2005                    12,296
                               --------
                               $111,496
                               ========

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.   COMMITMENTS AND CONTINGENCIES (continued)

     GUARANTY AGREEMENT - On October 16, 2001, the Company entered into a guaranty agreement with See/Saw Communications, Inc. ("Guarantor") whereby a guaranty is given by the Guarantor to induce a potential creditor to extend credit to the Company, and in consideration of the creditor in doing so, the Guarantor guarantees to provide $525,000 in advertising revenues per month to the Company once certain equipments have been installed in thirty selected theaters in Memphis, Tennessee and St. Louis, Missouri. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see Note 3 and 9 for other transactions with See/Saw Communications, Inc. As of December 31, 2001, the Company has not secured borrowings from a creditor in order to take advantage of this guaranty agreement. Furthermore, the guarantee by the Guarantor to provide $525,000 in advertising revenue per month will be contingent upon the Guarantor's ability to secure customers and partnerships. Accordingly, there is no certainty that the guarantee will in fact materialize and that such guarantee will provide future revenues for the Company.

9.   SUBSEQUENT EVENTS

     On January 18, 2002, the Company entered into a management consulting agreement with several individuals officers of See/Saw Communications, Inc. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see Note 3 and 9 for other transactions with See/Saw Communications, Inc. The agreement provides for strategic planning and general business services for a period of one year in consideration of 760,000 shares of the Company's common stock, to include 330,000 shares to the President of See/Saw Communications, Inc. The Company has valued this transaction at $494,000 or $0.65 per share which will be expensed over a period one year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 26th, 2001, pursuant to an Acquisition Agreement, Showintel, Inc., a Tennessee corporation, became a wholly owned subsidiary of Multinet International Corp., Inc. Further, David V. Lott, President of Showintel, became Multinet's President and Director.

It was the preference of Mr. Lott that L.L. Bradford and Company, 3441 South Eastern Avenue, Las Vegas, NV 89109, be designated as the Company's accountant. On September 29th, 2001, the Board of Directors approved a resolution to engage the services of L.L. Bradford and to dismiss Mr. Tingle as the Company`s accountant. The Board notified Mr. Tingle of his dismissal on September 29th, 2001. (See 8K/A filed on 12/07/2001)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, and respective position David Lott, the sole officer and director of Multinet is set forth below. Mr. Lott shall serve until the next annual meeting of Multinet's stockholders or until other officers and directors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers l hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Multinet's affairs. There are no legal proceedings involving David Lott. The Articles of Incorporations states that the Company must have 3 directors on the Board of Directors. All current directors resigned at the time of the acquisition of Showintel Networks, Inc by the Company. Since the acquisition there has not been a shareholder meeting to fill the vacant slots. The President has determined it is in the best interest of the shareholders to appoint the new directors at the annual shareholder meeting. The company is intending to hold its annual shareholder meeting in early May to appoint a minimum of two more board members as well as address other business needs

DAVID LOTT, AGE 45, SOLE OFFICER AND DIRECTOR

Mr. Lott has 20 years experience in business development and management. In addition to his responsibility to SHOWINTEL NETWORKS, Mr. Lott is President and founder of Daody Management, Inc (DMI). DMI is a warehousing and storage management company in the Greater Memphis area of Tennessee and encompasses properties in several locales of southern Texas. Properties under his management include the Canon Computer Distribution Warehouse and PanAm Flight Training Academy. Mr. Lott developed this large real estate, storage and management company from the ground up. In 1982 he founded and operated Landscapes Unlimited, Inc. as its President. Landscapes Unlimited, Inc. was a top 50 company in commercial landscape contracting and management. He orchestrated the company's sale to industry leader Orkin International in 1994. Mr. Lott brings to SHOWINTEL NETWORKS his broad entrepreneurial and practical experience in all facets of corporate development and management.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2001, Forms 5 with respect to fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that Mr. Lott inadvertently failed to file a Form 3 at the time Mr. Lott was elected officer and director. Such forms are now in the process of being prepared for filing with the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

                           Summary Compensation Table

                                            Annual compensation                         Long Term compensation
                                       ------------------------------   -----------------------------------------------------
                                                                                  Awards                     Payouts
                                                                        -------------------------    ------------------------
                                                                        Restricted    Securities
                                                         Other annual     stock       underlying      LTIP         All other
    Name and principal        Year     Salary    Bonus   compensation    award(s)    options/SARs    payouts     compensation
         position                        ($)      ($)         ($)          ($)           (#)           ($)            ($)
           (a)                (b)        (c)      (d)         (e)          (f)           (g)           (h)            (i)
------------------------      ----     ------    -----   ------------   ----------   ------------    -------     ------------
David V Lott. (sole           2001     63,000      0           0        18,000,000        0             0             0
Officer and Director)
                                                   0           0                 0        0             0             0

(1) A portion of the salary has been accruing and has not been paid. $21,000 has been paid to Mr. Lott with $42,000 accrued as unpaid salary. When the Company returns a profit, the accrued salary will be paid to Mr. Lott.

EMPLOYMENT AGREEMENT.

At the filing of this document there is no written employment agreement in place. All employment agreement are oral.

OTHER COMPENSATION.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of Multinet in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by Multinet. No remuneration is proposed to be paid in the future directly or indirectly by Multinet to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of         Name and Address                  Amount of            Percent
 Class         of Beneficial Owner           Beneficial Ownership      of Class
--------       -------------------           --------------------      --------

Common         David V. Lott Living               13,572,500              66%
               Trust. (Officer/Director)
               1701 Tall Forrest Lane
               Collierville TN  38017

Common         Hope Christian                      1,800,000            8.81%
               Community Foundation
               5100 Poplar Avenue
               Suite 2412
               Memphis, TN 38137

Common         All Officers and Directors         13,572,500              66%
               as a Group

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two years, other than as set forth below, there has not been any transaction, or proposed transactions, to which Multinet was or is to be a party, in which any of the officers, directors, key employees, or 5% or greater shareholders, had or are to have a direct or indirect material interest.

(1) On July 1, 2000, the Company acquired Nikky D. Corporation as a wholly-owned subsidiary. Nikky D. Corporation manages Fernando's Mobil Station in the Phoenix, Arizona area under a management contract. Previously, the two 50% partners of Fernando's Mobil Station combined own 15.46% of the common stock of the Company. Nikky D. Corporation has since been spun out of Multinet prior to the acquisition of Showintel.

(2) On October 15, 2001, the Company engaged LKS Consulting of Englewood, Colorado to provide consulting and financial relations services for and on behalf of the Company in connection with the Company's interactions with broker-dealer, shareholders and members of the general public for a period of one year. LKS was paid for the services with 250,000 shares of the Company stock restricted under Rule 144.

(3) On November 9, 2001, the Company engaged Wall Street Web, Inc to create and develop, and increase public awareness among the investment community, including a corporate profile website, newsletters, press releases and development of an investor informational package. Wall Street Web, Inc was compensated with 350,000 shares of Company stock restricted under rule 144.

(4) On January 18, 2002, the Company engaged Marna Grantham, Donald Beck, Michael Wolf and Daniel Shapiro for strategic planning and general business services including revenue generation and security. The parties were paid collectively 760,000 shares of common stock of the Company restricted under Rule
144. Shares were issued during the first quarter of 2002. Marana Grantham, Donald Beck, Michael Wolf, and Daniel Shapiro are officer, directors, or advisors of See-Saw Communications.

To the best of the Company's knowledge, there are no legal actions against any of the parties regarding Security violations, business or banking activities nor has any party filed bankruptcy.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8K

All information filed in this 10KSB is hereby incorporated into this Item 13 relating to the amended 8K/A now due. Further, the following documents are hereby incorporated by reference in this 10KSB.

Form              Description                        Date
----              -----------                        ----
8K                Acquisition Agreement              10/12/2001
8K/A              Acquisition Agreement              10/17/2001
8K/A              Acquisition Agreement              11/07/2001

FINANCIALS

a) Pro Forma Financials                              (Incorporated by reference
                                                      in Company's 10QSB filing
                                                      filed on 11/21/01)

b) Audited Financials for December 31, 2001          (Included in Item 7 of this
                                                      10KSB filing)

EXHIBITS

2.1 Acquisition Agreement between Multinet International Corp. and Showintel, Inc. dated September 26, 2001. (Incorporated by reference in Company's 8K/A filed on October 18th, 2001.

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

10.1      Nikky D. Management Agreement (Incorporated by reference from Exhibit
          27.1 of Form 8-K filed July 21, 2000).

10.2 Master License Agreement between Digital Theatre Resources Co. and Showintell Networks, Inc. (July 1, 2001)

10.3 Guaranty Agreement between See Saw Communications Inc., and Showintell Networks, Inc. (Oct 16, 2001)

21.1      Subsidiaries of Registrant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MULTINET INTERNATIONAL CORP., INC.


                       By: /s/ David V. Lott
                           -----------------------------------------
                           David V. Lott, Sole Officer and Director.
                           Date:4/16/2002