Form 10KSB/A
period 2001-12-31
MULTINET INTERNATIONAL CORP INC
filed 2002-05-02
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the transition period from _____________ to _____________


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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: 6,618,500 total of free trading and restricted shares at a close price of $.55 per share on April 15, 2002 equals $3,640,175 market valuation.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 20,191,000 common shares as of April 29, 2002. 5 million shares of 144 treasury stock issued on March 8th, 2002 and 25,000,000 144A shares issued on February 1st, 2002 were canceled by the Company on April 29th, 2002. Due to an error in calculations by the Company as to the total number of authorized shares allowed, these shares were invalidly issued. The Company is currently in the process of properly amending the Articles of Incorporation to increase the number of authorized shares allowed.


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

     -- Growth of Location-based (Kiosk) Advertising. Dubbed "the vending machine of the Internet Age", location based displays are growing at a 20% compounded annual rate. Revenues of $3.23 trillion are expected by 2006. Up from 400,000 units today, there should be 1 million units by 2005, a 150% increase . The interactive display market is growing at a slightly faster (24% compounded annual) rate .

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

ITEM 2. DESCRIPTION OF PROPERTY

At its offices in Collierville, TN Multinet owns approximately $40,396 of miscellaneous office furniture and equipment, including computers. Multinet also leases a 2650 square feet office (at $12.82. per square foot) The lease expires on Sept. 1, 2005. Multinet has an option to renew each lease for a period of five years.

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

Date                        Closing Bid                Closing Ask
----                     -----------------          -----------------

2001                     High          Low          High          Low
----                     ----          ---          ----          ---
June 22
Thru
June 29                  None         None          None         None

July 2
Thru
Sept 28                   .75          .05             2            2

Oct. 1
Thru
Dec. 31                  2.05          .25          2.50          .29

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

RECENT SALES OF UNREGISTERED SECURITIES DURING 4TH QUARTER, 2001

(1) Warrants representing 1,000,000 (one million ) shares of Company stock were issued to Erik Nelson pursuant to a consulting agreement on Nov 12, 2001 as noted in the audited financial statement of the company attached to this filing.
(2) Restricted Stock representing 250,000 (two hundred fifty thousand shares) were issued to LKS Consulting on Oct 20, 2001 pursuant to a consulting agreement discussed in Item 12 below. These shares were not issued until 2002.
(3) Restricted Stock representing 350,000 (three hundred fifty thousand shares) were issued to Wall Street Web on Nov 15, 2001 pursuant to a consulting agreement discussed in Item 12 below. These shares were not issued until 2002.

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

     Historically, the Company has sustained its operations primarily from the use of our own management's personal financial resources. We are seeking sources of financing, from several public or private equity or debt offerings. The current state of sources of funding are as follows:

1. On April 1, 2002, Multinet received a signed term sheet from International Forex Finance Group, LTD. representing a line of credit equal to 20% of the market value of restricted 144A stock the company placed in escrow for collateral for such an arrangement. 5 million restricted 144 shares and 25 million 144A shares, previously issued, have been canceled due to an error in calculation of the total authorized number of shares of the Company. The Company is currently in the process of properly amending the Articles of Incorporation to increase the total number of authorized shares. Though this transaction was never finalized, the term sheet has been cancelled. The Company is still in negotiations with International Forex and is pursuing a new agreement. However, there are no assurances that this will be completed.

2. On March 27, 2002, the Company drafted a Private Placement Offering for Convertible Notes bearing 12%. The total amount of the Offering is $3 Million. The term of the notes is for three years with no call provision by the Company during the first year. The holder of the notes will receive interest on a quarterly basis. The holder may also convert the sum of the unpaid principal and interest into equity of the Company at 75% of the average share price of the preceding 20 days of trading of the Company's publicly traded stock but no less than $1.00 per share. Clarity Securities of N. Miami Florida has been retained at a 10% commission to assist the Company with the placement of these Notes. The noteholder will receive restricted shares under rule 144 of the SEC code if he chooses to convert the note into stock pursuant to the agreement. The stock carries piggyback registration rights which allows for the stock to be registered if the Company is conducting a registration process. As of yet, no shares have been sold under this offering. The Company is currently in the process of amending the Articles of Incorporation to increase the number of authorized shares to facilitate this transaction.

ITEM 7. FINANCIAL STATEMENTS

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

        (With Report of Independent Certified Public Accountants Thereon)


















                          L.L. BRADFORD & COMPANY, LLC
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

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

Stockholders' deficit
   Common stock - $.001 par value, 25,000,000 shares
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

                                                       Common stock
                                                 -----------------------   Additional    Prepaid                         Total
                                                   Number                    Paid-in    Consulting    Accumulated    Stockholders'
                                                 of Shares      Amount       capital     Services       Deficit         Deficit
                                                 ----------   ----------   ----------   ----------    -----------    ------------
Balance, April 19, 2001 (Date of Inception of            --   $       --   $       --   $       --    $        --    $         --
  Showintel Networks, Inc.)

Common stock issued in April 2001 to a founder   15,000,000       15,000      232,725           --             --         247,725
   for cash, $0.0165 per share

Common stock issued in April 2001 to a founder    3,000,000        3,000       46,500           --             --          49,500
   for services, $0.0165 per share

Common stock issued in September 2001 for the     2,431,000        2,431           --           --             --           2,431
  acquisition of Multinet International
  Corporation, Inc., $.001 per share

Issuance of warrants in November 2001 for                --           --      350,000     (291,666)            --          58,334
  1,000,000 shares of common stock to a
  consultant with a weighted average exercise
  price of $1.00

Net loss                                                 --           --           --           --       (698,767)       (698,767)
                                                 ----------   ----------   ----------   ----------    -----------    ------------

Balance, December 31, 2001                       20,431,000   $   20,431   $  629,225   $ (291,666)   $  (698,767)   $   (340,777)
                                                 ==========   ==========   ==========   ==========    ===========    ============

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

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.   FIXED ASSETS

     Fixed assets consist of the following as of December 31, 2001:

          Equipment                                $  30,008
          Furniture and fixtures                      15,508
          Leasehold equipment                          1,760
                                                   ---------
                                                      47,276
          Less: accumulated depreciation               6,880
                                                   ---------
          Fixed assets, net                        $  40,396
                                                   =========

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

5.   DUE TO STOCKHOLDER

     Due to stockholder totaling $272,165 as of December 31, 2001 consisted of the following:

         Loans payable from the Company's
         President and majority stockholder
         unsecured, interest rate of 10%,
         and accrued interest and principal due
         on July 1, 2002                           $ 208,061

         Accrued interest related to loans
         payable from the Company's
         President and majority stockholder           22,104

         Accrued wages for the Company's
         President and majority stockholder           42,000
                                                   ---------
                                                   $ 272,165
                                                   =========

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

     The following table summarizes information about warrants granted during the year ended December 31, 2001:

                          Exercise Price
                        Equals, Exceeds or
        Number of        is Less Than Mkt.      Weighted                             Weighted
     Options Granted      Price of Stock        Average            Range of          Average
       During 2001        on Grant Date      Exercise Price     Exercise Price      Fair Value
       -----------        -------------      --------------     --------------      ----------
               --            Equals              $   --        $   -- to $   --       $   --
        1,000,000            Exceeds             $ 1.00        $ 0.50 to $ 1.50       $ 0.35
               --           Less Than            $   --        $   -- to $   --       $   --
       ----------                                ------        ----------------       ------
        1,000,000                                $ 1.00        $ 0.50 to $ 1.50       $ 0.35
       ==========                                ======        ================       ======

8.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company operates from a leased office under a non-cancelable operating lease. For the period from April 19, 2001 through December 31, 2001, total rent expense for the leased office approximated $18,500.

     Future minimum rental payments required under the operating lease for the facility as of December 31, 2001 are as follows:

          Year
         ------
          2002             $  28,356
          2003                34,372
          2004                36,472
          2005                12,296
                           ---------
                           $ 111,496
                           =========

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

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                             Annual compensation                         Long Term compensation
                                       ------------------------------   ------------------------------------------------------
                                                                                  Awards                       Payouts
                                                                        --------------------------    ------------------------
                                                                        Restricted    Securities
                                                         Other annual     stock       underlying       LTIP        All other
Name and principal                     Salary    Bonus   compensation    award(s)    options/SARs     payouts     compensation
     position                 Year       ($)      ($)         ($)          ($)           (#)            ($)           ($)
------------------           ------    ------    -----   ------------   ----------   ------------     -------     ------------
       (a)                    (b)        (c)      (d)         (e)          (f)           (g)            (h)           (i)
David V Lott.  (sole          2001     63,000      0           0        18,000,000        0              0             0
Officer and Director)
                                                   0           0            0             0              0             0

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

10.1      Nikky D. Management Agreement (Incorporated by reference from Exhibit
          27.1 of Form 8-K filed July 21, 2000).

10.2 Master License Agreement between Digital Theatre Resources Co. and Showintell Networks, Inc. (July 1, 2001) (Incorporated by reference in Company's Form 10KSB filed on April 18th, 2002)

10.3 Guaranty Agreement between See Saw Communications Inc., and Showintell Networks, Inc. (Oct 16, 2001) (Incorporated by reference in Company's Form 10KSB filed on April 18th, 2002)

21.1 Subsidiaries of Registrant. (Incorporated by reference in Company's Form 10KSB filed on April 18th, 2002)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MULTINET INTERNATIONAL CORP., INC.


                                    By /s/ David V. Lott
                                       -----------------------------------------
                                       David V. Lott, Sole Officer and Director.


Date: May 1, 2002