Form 10QSB
period 2002-03-31
MULTINET INTERNATIONAL CORP INC
filed 2002-06-03
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended March 31st, 2002

[  ] Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission file number: 000-29107

MULTINET INTERNATIONAL CORP., INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	88-0441388 (IRS Employer Identification No.)

554 Greentree Cove, Suite 102, Collierville, TN 38017
(Address of principal executive offices)

(901)-854-3574
(Issuer’s Telephone Number)

8100 West Sahara Ave., Suite 200, Las Vegas, Nevada 89117
(Former address since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 21,476,000 as of May 31, 2002

ITEM 1. FINANCIAL STATEMENTS.

     Our financial statements are contained in pages 3-8 through following

MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Forms 10-QSB for March 31, 2002 and 10-KSB/A for the year ended December 31, 2001 of Multinet International Corporation, Inc. (the “Company”).

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 — GOING CONCERN

The Company incurred a net loss of approximately $1,125,000 the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through March 31, 2002. The Company’s current liabilities exceed its current assets by approximately $527,000 as of March 31, 2002. The Company’s net cash used from operating activities approximated $478,000 since April 19, 2001. These factors create an uncertainty about the Company’s ability to continue as a going concern. The Company’s management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 — NOTE RECEIVABLE

On July 16, 2001, the Company entered into an agreement to loan a principal sum, with a maximum of $500,000, to See/Saw Communications, Inc., in exchange for a convertible promissory note, which is convertible to a 10-15% membership interest in the entity. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see Note 5. The percentage of membership interest would be determined by the exercise date based upon the loan amount outstanding, with conversion rights executed before February 22, 2003, resulting up to a 10% interest and execution after the said date would result up to a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of March 31, 2002, the Company had loaned $65,000 to this entity and recorded interest receivable of $1,420.

NOTE 4 — DUE TO STOCKHOLDER

Due to stockholder totaling $342,130 as of March 31, 2002 consisted of the following:

Loans payable from the Company’s President and majority stockholder, unsecured, interest rate of 10%, and accrued interest and principal due on July 1, 2002	$257,026
Accrued interest related to loans payable from the Company’s President and majority stockholder	22,104
Accrued wages for the Company’s President and majority stockholder	63,000

$342,130

NOTE 5 — RELATED PARTY TRANSACTIONS

On January 18, 2002, the Company entered into a management consulting agreement with several officers of See/Saw Communications, Inc. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see Note 3. The agreement provides for strategic planning and general business services for a period of one year in consideration of 760,000 shares of the Company’s common stock, to include 330,000 shares to the President of See/Saw Communications, Inc. The Company has valued this transaction at $494,000 or $0.65 per share which will be expensed over a period one year. As of March 31, 2002, the Company has issued 500,000 shares of the total 760,000 shares and recorded $123,500 as consulting expenses and $201,500 as prepaid consulting services.

MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2002
(Unaudited)

ASSETS
Current assets
Interest receivable	$1,420

Total current assets	1,420
Note receivable	65,000
Fixed assets, net	38,317
Deposit	1,435

Total assets	$106,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$66,805
Due to stockholder	342,130
Stocks payable to consultants	119,156

Total current liabilities	528,091
Total liabilities	528,091
Commitments and contingencies	—
Stockholders’ deficit
Common stock — $.001 par value, 50,000,000 shares authorized, 20,931,000 shares issued and outstanding	20,931
Additional paid-in capital	953,725
Prepaid consulting services	(271,678)
Accumulated deficit	(1,124,897)

Total stockholders’ deficit	(421,919)

Total liabilities and stockholders’ deficit	$106,172

See Accompanying Notes to Financial Statements

MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

		For the period from
	For the three	April 19, 2001 (Date
	months ended	of Inception) through
	March 31, 2002	March 31, 2002

Revenues
Interest income	$46	$1,420

Total revenues	46	1,420
General and administrative expenses
Consulting fees	367,488	818,493
Depreciation	2,079	8,959
Other general and administrative expenses	56,609	298,865

Total general and administrative expenses	426,176	1,126,317

Loss before provision for income taxes	(426,130)	(1,124,897)
Income tax provisions	—	—

Net loss	$(426,130)	$(1,124,897)

Basic and diluted loss per common share	$(0.02)	$(0.06)

Basic and diluted weighted average common shares outstanding	20,603,222	19,341,107

See Accompanying Notes to Financial Statements

MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM APRIL 19, 2001
(DATE OF INCEPTION FOR SHOWINTEL NETWORKS, INC.)
THROUGH MARCH 31, 2002

	Common stock
				Prepaid		Total
	Number		Additional	Consulting	Accumulated	Stockholders'
	of Shares	Amount	Paid-in capital	Services	Deficit	Equity

Balance, April 19, 2001 (Date of Inception of	—	$—	$—	$—	$—	$—
Showintel Networks, Inc.)
Common stock issued to the founder for	15,000,000	15,000	232,725	—	—	247,725
cash, $0.0165 per share
Common stock issued to the founder for	3,000,000	3,000	46,500	—	—	49,500
services, $0.0165 per share
Common stock issued for the acquisition	2,431,000	2,431	—	—	—	2,431
of Multinet International Corporation, Inc., $0.001 per share
Issuance of warrants for 1,000,000 shares	—	—	350,000	(291,666)	—	58,334
of common stock to a consultant with a weighted average exercise price of $1.00
Net loss	—	—	—	—	(698,767)	(698,767)

Balance, December 31, 2001	20,431,000	20,431	629,225	(291,666)	(698,767)	(340,777)
Common stock issued for consulting services, $0.65 per share	500,000	500	324,500	(201,500)	—	123,500
Expensed portion of prepaid consulting	—	—	—	221,488	—	221,488
services
Net loss	—	—	—	—	(426,130)	(426,130)

Balance, March 31, 2002 (Unaudited)	20,931,000	$20,931	$953,725	$(271,678)	$(1,124,897)	$(421,919)

See Accompanying Notes to Financial Statements

MULTINET INTERNATIONAL CORPORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from
	For the three	April 19, 2001 (Date
	months ended	of Inception) through
	March 31, 2002	March 31, 2002

Cash flows from operating activities:
Net loss	$(426,130)	$(1,124,897)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	344,988	455,253
Depreciation	2,079	8,959
Changes in operating assets and liabilities:
Increase in interest receivable	(46)	(1,420)
Decrease in prepaid expenses	2,827	—
Increase in deposit	—	(1,435)
Increase in accounts payable and accrued expenses	31,317	66,805
Increase in stocks payable o consultants	—	119,156

Net cash used by operating activities	(44,965)	(477,579)
Cash flows from investing activities:
Loan made related to note receivable	(25,000)	(65,000)
Purchase of fixed assets	—	(47,276)

Net cash used by investing activities	(25,000)	(112,276)
Cash flows from financing activities:
Advances from stockholder	69,965	342,130
Proceeds from issuance of common stock	—	247,725

Net cash provided by financing activities	69,965	589,855

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplementary cash flow information:
Cash payments for interest	$—	$—

Non-cash financing activities:
Prepaid portion of consulting agreement related to issuance of warrants for 1,000,000 shares of common stock	$201,500	$291,666

See Accompanying Notes to Financial Statements

Nature of Business

Multinet International Corporation, Inc. was incorporated on May 17, 1996, in the State of Nevada. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Showintel Networks, Inc., a Nevada Corporation, in exchange for 18,000,000 shares of Multinet’s common stock (“Showintel Transaction”). Prior to the Showintel Transaction, Multinet was a non-operating public company with no operations or assets; and 4,431,000 shares of common stock issued and outstanding; and Showintel Networks, Inc. was a privately held company with assets being used for the development of its video-streaming technology.

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

On September 26, 2001, Multinet International, Inc executed an agreement to acquire 100% of the issued stock of Showintel Networks. As part of a separate agreement, the company spun Nikki D, a wholly owned subsidiary, prior to the acquisition with Showintel. Showintel Networks became a wholly owned subsidiary as of the date of closing. The existing officers and directors of the company appointed David V. Lott as a director of the company and resigned effective the closing of the transaction.

Showintel Networks, Inc. (“Showintel”) increases consumption of entertainment by creating a system that interacts with the “entertainment life-cycle.” Combining theater-based advertising, innovative loyalty programs, and video-on-demand (VOD) access to pay-per-view (PPV) and subscription services, Showintel can increase loyalty and revenue to a chain of theaters, increase purchases of ancillary products (soundtracks, DVDs, videos, merchandise), and create a pinpoint targeted direct marketing connection with entertainment consumers to stimulate rentals and PPV. In addition, some of the infrastructure investment can generate incremental revenue through strategic relationships with local ISP and wireless network operators.

Organization and Summary of Significant Accounting Policies

On July 16, 2001, the Company entered into an agreement to loan a principal sum, with a maximum of $500,000, to See/Saw Communications, Inc., in exchange for a convertible promissory note, which is convertible to a 10-15% membership interest in the entity. The President of See/Saw Communications, Inc. serves as an Advisory Board Member for the Company. The percentage of membership interest would be determined by the exercise date based upon the loan amount outstanding, with conversion rights executed before February 22, 2003, resulting up to a 10% interest and execution after the said date would result up to a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of March 31, 2002, the Company had loaned $65,000 to this entity and recorded interest receivable of $1,420.

Equity Transactions

On January 18, 2002, the Company entered into a management consulting agreement with several officers of See/Saw Communications, Inc. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company. The agreement provides for strategic planning and general business services for a period of one year in consideration of 760,000 shares of the Company’s common stock, to include 330,000 shares to the President of See/Saw Communications, Inc. The Company has valued this transaction at $494,000 or $0.65 per share which will be expensed over a period one year. As of March 31, 2002, the Company has issued 500,000 shares of the total 760,000 shares and recorded $123,500 as consulting expenses and $201,500 as prepaid consulting services.

Notes Payable

The President of the Company, David Lott, on an as needed basis has periodically loaned the Company a total of $49,866.61 for the quarter ended March 31, 2002. As of March 31, 2002 there is due to Mr. Lott, a total of $342,130 which consisted of the following:

unsecured, interest rate of 10%, and accrued interest and principal due on July 1, 2002	$257,026
Accrued interest related to loans payable from the Company’s President and majority stockholder	22,104
Accrued wages for the Company’s President and majority stockholder	63,000

$342,130

ITEM 2. Management’s Discussion and Analysis of Plan of Operation

     The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

Background

Multinet International Corporation, Inc. was incorporated on May 17, 1996 in the State of Nevada. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Showintel Networks, Inc., a Nevada Corporation, in exchange for 18,000,000 shares of Multinet’s common stock (“Showintel Transaction”). Prior to the Showintel Transaction, Multinet was a non-operating public company with no operations or assets; and 4,431,000 shares of common stock issued and outstanding; and Showintel Networks, Inc. was a privately held company with assets being used for the development of its video-streaming technology.

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

Showintel Networks, Inc. (“Showintel”) increases consumption of entertainment by creating a system that interacts with the “entertainment life-cycle.” Combining theater-based advertising, innovative loyalty programs, and video-on-demand (VOD) access to pay-per-view (PPV) and subscription services, Showintel can increase loyalty and revenue to a chain of theaters, increase purchases of ancillary products (soundtracks, DVDs, videos, merchandise), and create a pinpoint targeted direct marketing connection with entertainment consumers to stimulate rentals and PPV. In addition, some of the infrastructure investment can generate incremental revenue through strategic relationships with local ISP and wireless network operators.

IN-THEATER ADVERTISING SYSTEM: Showintel is placing interactive displays in theaters that will offer advertising and coming attractions that theater patron can watch passively or interactively. We have an exclusive agreement with See/Saw Communications, LLC. See/Saw was created in part by the principals of Toolbox Productions, Inc., to sell the advertising space on our displays. Toolbox is a full service company, uniquely qualified to sell, produce, write, edit and mix audio/video promotional campaigns and sales presentations. Toolbox was founded in 1995 as the exclusive on-air promotion facility for the United Paramount Network (UPN). Clients include MGM, ABC, Sony, Paramount and Studios USA.

LOYALTY PROGRAM: As a reward for interacting with the advertising displays, theater patrons will be offered the opportunity to sign up for a loyalty program that offers them discounts on future tickets as well as discounted or free offers from sponsors of the loyalty program.

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

Currently the company has under contract one theater chain and one single operator representing a total of 34 sites under contract to install the company’s IN THEATER ADVERTISING SYSTEM. One site is partially equipped and showing commercial material. Fourteen sites (14) have high-speed (T-1) broadband lines installed and ready for hookup to the equipment upon installation. The central VOD server has been purchased and configured with custom designed media management software. Site based servers have been purchased and awaiting installation at the 14 prepared sites. The company has interest from a number of media buyers to purchase the available interactive advertisement space contingent upon the complete installation of equipment at each theater site. There are no assurances, however, that we will ever be successful in establishing our System or penetrating our target markets. Due to the company’s low cash reserves, additional funds are required within the next few months to complete the installation of equipment needs at the sites under contract and to proceed with the company’s business plan. The Company intends to raise these funds through various financial arrangements including debt or equity. The company has been informed that it will not be able to secure a line of credit from any financial institution to supplement its cash flow needs until revenue is generated from the established contracts. The company is negotiating with a number of sources of funding to provide for equipment expense and operational expenses. There is no assurance that such additional financing will be available when required in order to proceed with the business plan. If the company is unsuccessful in securing the additional capital investments needed to continue operations within the time required, the company will not be in a position to continue operations and the stockholders may lose their entire investment.

Showintel has had limited operations since its organization and is a “start-up” or “development stage” company. We have no history of operations you can use to evaluate our business experience.

EMPLOYEES

As of May 31, 2002, the company has one employee, David V. Lott, President, who has worked full-time since the company’s founding. The company intends to hire additional employees immediately upon securing the necessary operational and equipment financing. The company currently retains two outside consultants to assist with business development, financial development and business strategy.

RESULTS OF OPERATIONS

Revenues

The Company has never had revenues from operations. The lack of funding prevented operations from realizing expected revenue opportunities. Showintel Networks, Inc. and the Company are in continuing discussions to raise sufficient capital for company operations.

Expenses

Total expenses from continuing operations were $426,130 for the first quarter of 2002. Most of the expenses were for consultant fees in the amount of $367,488 which have been paid by the issuance of common restricted stock in the company. The company booked depreciation of $2,079. General and administrative expenses were $56,609 for the quarter during 2002.

Operating Loss

On a pre-tax basis, we had a loss of $426,130 for the quarter ending March 30, 2002, from continuing operations. For the year ended December 31, 2001, loss per common share from continuing operations, basic and diluted, was $.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at March 30, 2002 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002 unless adequate capital funding is obtained. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow.

Historically, the Company has sustained its operations primarily from loans from the Company’s president. We are seeking sources of financing, from several public or private equity or debt offerings. The current state of sources of funding are as follows:

On April 1, 2002, Multinet received a signed term sheet from International Forex Finance Group, LTD. representing a line of credit equal to 20% of the market value of restricted 144A stock the company placed in escrow for collateral for such an arrangement. In February, Multinet applied for and received a separate CUSIP to create a type of restricted security known as 144A stock. This stock can only be traded among institutions and since this stock is to be returned upon completion of the terms of the agreement, it will not count as part of the float of the Company. Twenty five million shares have been placed in escrow for collateral. The term of the line of credit is for 7 years at 11% interest. There is no provision for prepayment during the initial three years. The collateral may be substituted and payments may be made in equity of the Company. The line of credit is established at a minimum of $1.5 million. As of this date, the line of credit has not been closed and is awaiting filing placement of the collateral with the appropriate hedging syndicate. No assurances can be given that the line of credit will close. Additionally, the company must complete necessary regulatory filings to authorize the issuance of stock for this transaction.

On March 27, 2002, the Company created a Private Placement Offering for Convertible Notes bearing 12%.interest. The total amount of the Offering is $3 Million This convertible note issuance has been withdrawn.

While not created for fundraising, the Company has issued $1 Million in warrants to Erik Nelson of Coral Capital Partners for consulting services. Mr. Nelson holds two classes of Warrants. Class A Warrants entitle Mr. Nelson to exercise for 500,000 shares of Company stock at $.50 share. Class B Warrants entitle Mr. Nelson to exercise for

500,000 shares of Company stock at $1.50 per shares. Mr. Nelson has advised the Company that he intends to begin exercising his Warrants upon completion of the registration of the Warrants.

Operating expenses average $5,000 per month and have been paid through loans by an officer and stockholder. As of March 31, 2002, the company borrowed from an officer and stockholder, $49,866.61 in advances for the quarter, which balance is due on demand, unsecured and bearing an interest rate of 10%. Showintel is presently negotiating with individuals for $300,000 debt funding for operations until cash flow can be achieved from operations. Equipment cost for the initial 30 sites amounts to $1.2 Million. Showintel believes it will take $455,000 to complete 14 sites. Showintel is currently negotiating with several leasing firms to meet its equipment needs. Showintel is also negotiating with a firm for credit enhancement which will facilitate the leasing needs as well as provide a credit line against the advertising contracts once placed. Pro forma analysis of operational and expansion capital needs indicate that upon completion of the first 30 sites that future installations should be able to be funded from operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 12, 2001, the Company entered into a Consulting Agreement with Coral Capital Partners, Inc. The Company has issued to Erik S. Nelson warrants exercisable into common shares of the Registrant for consulting services. Upon exercise, the Registrant will issue up to an aggregate of1,000,000 shares of its common stock to Erik S. Nelson. The shares underlying these warrants were registered in the Company’s Form S-8 which was filed with the Commission on May 7, 2002.

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

MULTINET INTERNATIONAL CORP., INC. (Registrant)

Date: May 31, 2002	/s/ David V. Lott David V. Lott, President