Form 10QSB
period 2002-06-30
MULTINET INTERNATIONAL CORP INC
filed 2002-08-19
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30th, 2002

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission file number: 0-09358


                    MULTINET INTERNATIONAL CORPORATION., INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                 88-0441388
(State or other jurisdiction                                     (IRS Employer
      of incorporation)                                      Identification No.)



554 Greentree Cove, Suite 102, Collierville, TN                      38017
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:             (901)-854-3574

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 23,201,001 as of August 16th, 2002.

ITEM 1. FINANCIAL STATEMENTS

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 JUNE 30, 2002
                                  (Unaudited)

                                     ASSETS

Current assets
   Interest receivable                                              $     2,218
   Prepaid expense                                                        2,827
                                                                    -----------
      Total current assets                                                5,045

Fixed assets, net                                                        40,673

Note receivable                                                          65,000

Deposit                                                                   1,435
                                                                    -----------

   Total assets                                                     $   112,153
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                            $    74,707
   Due to stockholder                                                   363,130
   Stock payable-related party                                          535,950
   Stocks payable                                                        10,000
                                                                    -----------
      Total current liabilities                                         983,787

Total liabilities                                                       983,787

Commitments and contingencies                                                --

Stockholders' deficit
   Common stock - $.001 par value, 50,000,000 shares
      authorized, 21,201,000 shares issued and outstanding               21,201
   Additional paid-in capital                                         1,127,455
   Prepaid consulting services paid common stock and warrants          (512,485)
   Accumulated deficit                                               (1,507,805)
                                                                    -----------
      Total stockholders' deficit                                      (871,634)
                                                                    -----------

   Total liabilities and stockholders' deficit                      $   112,153
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      For the period                     For the period
                                                                    from April 19, 2001                from April 19, 2001
                                                    For the three   (Date of Inception   For the six   (Date of Inception)
                                                     months ended        through         months ended        through
                                                    June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2002
                                                     ------------      ------------      ------------      ------------
Revenues
    Interest income                                  $        798      $         --      $        844      $      2,218
                                                     ------------      ------------      ------------      ------------

       Total revenues                                         798                --               844             2,218

General and administrative expenses
    Consulting fees                                       337,487           115,000           704,975         1,155,980
    Depreciation                                            2,516                --             4,595            11,475
    Other general and administrative expenses              43,703            97,868           100,312           342,568
                                                     ------------      ------------      ------------      ------------

       Total general and administrative expenses          383,706           212,868           809,882         1,510,023
                                                     ------------      ------------      ------------      ------------

Loss before provision for income taxes                   (382,908)         (212,868)         (809,038)       (1,507,805)

Income tax provisions                                          --                --                --                --
                                                     ------------      ------------      ------------      ------------

Net loss                                             $   (382,908)     $   (212,868)     $   (809,038)     $ (1,507,805)
                                                     ============      ============      ============      ============

Basic and diluted loss per common share              $      (0.02)     $      (0.01)     $      (0.04)     $      (0.08)
                                                     ============      ============      ============      ============

Basic and diluted weighted average
    common shares outstanding                          20,603,222        18,000,000        21,129,579        19,723,489
                                                     ============      ============      ============      ============

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM APRIL 19, 2001
                (DATE OF INCEPTION FOR SHOWINTEL NETWORKS, INC.)
                             THROUGH JUNE 30, 2002

                                                                                    Prepaid Consulting
                                                    Common stock                      Services Paid
                                             -------------------------   Additional    with Common                     Total
                                                Number                     Paid-in      Stock and     Accumulated   Stockholders'
                                              of Shares       Amount       capital       Warrants       Deficit        Equity
                                             -----------   -----------   -----------   -----------    -----------    -----------
Balance, April 19, 2001 (Date of Inception
  of Showintel Networks, Inc.)                        --   $        --   $        --   $        --    $        --    $        --

Common stock issued to the founder for
   cash, $0.0165 per share                    15,000,000        15,000       232,725            --             --        247,725

Common stock issued to the founder for
   services, $0.0165 per share                 3,000,000         3,000        46,500            --             --         49,500

Common stock issued for the acquisition
  of Multinet International Corporation,
  Inc., $0.001 per share                       2,431,000         2,431            --            --             --          2,431

Issuance of warrants for 1,000,000 shares
  of common stock to a consultant with a
  weighted average exercise price of $1.00            --            --       350,000      (291,666)            --         58,334

Net loss                                              --            --            --            --       (698,767)      (698,767)
                                             -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2001                    20,431,000        20,431       629,225      (291,666)      (698,767)      (340,777)

Common stock issued for consulting
  services, $0.65 per share                      760,000           760       493,240      (370,500)            --        123,500

600,000 shares of common stock given to
  various consultants by the President/
  stockholder to satisfy consulting
  agreements, valued at $0.65 per share,
  in exchange for stock payable                       --            --            --      (535,950)            --       (535,950)

Expensed portion of prepaid consulting
  services                                            --            --            --       685,631             --        685,631

Issuance of 10,000 shares of common stock
  related to exercise of warrants at
  $0.50 per share                                 10,000            10         4,990            --             --          5,000

Net loss                                              --            --            --            --       (809,038)      (809,038)
                                             -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2002 (Unaudited)            21,201,000   $    21,201   $ 1,127,455   $  (512,485)   $(1,507,805)   $  (871,634)
                                             ===========   ===========   ===========   ===========    ===========    ===========

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   For the period from
                                                                   For the six     April 19, 2001 (Date
                                                                   months ended   of Inception) through
                                                                  June 30, 2002        June 30, 2002
                                                                  -------------        -------------
Cash flows from operating activities:
  Net loss                                                         $  (809,038)         $(1,507,805)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock based compensation                                           809,131              919,396
    Depreciation                                                         4,595               11,475
  Changes in operating assets and liabilities:
    Increase in interest receivable                                       (844)              (2,218)
    Increase in prepaid expenses                                            --               (2,827)
    Increase in deposit                                                     --               (1,435)
    Increase in accounts payable and accrued expenses                   39,219               74,707
    Increase (decrease) in stocks payable to consultants              (109,156)              10,000
                                                                   -----------          -----------

       Net cash used by operating activities                           (66,093)            (498,707)

Cash flows from investing activities:
  Loan related to note receivable                                      (25,000)             (65,000)
  Purchase of fixed assets                                              (4,872)             (52,148)
                                                                   -----------          -----------

       Net cash used by investing activities                           (29,872)            (117,148)

Cash flows from financing activities:
  Advances from stockholder                                             90,965              363,130
  Proceeds from issuance of common stock                                 5,000              252,725
                                                                   -----------          -----------

       Net cash provided by financing activities                        95,965              615,855
                                                                   -----------          -----------

Net change in cash                                                          --                   --

Cash, beginning of period                                                   --                   --
                                                                   -----------          -----------

Cash, end of period                                                $        --          $        --
                                                                   ===========          ===========

Supplementary cash flow information:
  Cash payments for interest                                       $        --          $        --
                                                                   ===========          ===========

Non-cash financing activities:
  Prepaid portion of consulting agreement related to issuance
    of warrants to purchase 1,000,000 shares of common stock       $        --          $   350,000
                                                                   ===========          ===========

  Prepaid portion of consulting agreement related to issuance
    of 760,000 shares of common stock                              $   494,000          $   247,000
                                                                   ===========          ===========

  Prepaid portion of consulting agreement related to 600,000 shares of common stock given by President/shareholder
    to satisfy consulting agreement in exchange for stock
    payable                                                        $   535,950          $   148,819
                                                                   ===========          ===========

                 See Accompanying Notes to Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB and 10-KSB/A for the year ended December 31, 2001 of Multinet International Corporation, Inc. (the "Company").

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $1,508,000 the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through June 30, 2002. The Company's current liabilities exceed its current assets by approximately $443,000 as of June 30, 2002. The Company's net cash used from operating activities approximated $499,000 for the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through June 30, 2002. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - NOTE RECEIVABLE

On July 16, 2001, the Company entered into an agreement to loan a principal sum, with a maximum of $500,000, to See/Saw Communications, Inc., in exchange for a convertible promissory note, which is convertible to a 10-15% membership interest in the entity. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see Note 6. The percentage of membership interest would be determined by the exercise date based upon the loan amount outstanding, with conversion rights executed before February 22, 2003, resulting up to a 10% interest and execution after the said date would result up to a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of June 30, 2002, the Company had loaned $65,000 to this entity and recorded interest receivable of $2,218.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - DUE TO STOCKHOLDER

Due to stockholder totaling $363,130 as of June 30, 2002 consisted of the following:

     Loans payable from the Company's President and majority
     stockholder, unsecured, interest rate of 10%, and
     accrued interest and principal due on July 1, 2002                $ 257,026

     Accrued interest related to loans
     payable from the Company's
     President and majority stockholder                                   22,104

     Accrued wages for the Company's
     President and majority stockholder                                   84,000
                                                                       ---------

                                                                       $ 363,130
                                                                       =========

NOTE 5 - STOCKS PAYABLE

As of June 30, 2002, stock payable totaling $10,000 related to cash received on a stock subscription for a total of 100,000 shares of the Company's common stock at $0.10 per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

On January 18, 2002, the Company entered into a management consulting agreement with several officers of See/Saw Communications, Inc. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see Note
3. The agreement provides for strategic planning and general business services for a period of one year in consideration of 760,000 shares of the Company's common stock, to include 330,000 shares to the President of See/Saw
Communications, Inc. The Company has valued this transaction at $494,000 or $0.65 per share which will be expensed over a period one year. As of June 30, 2002, the Company issued 760,000 shares and recorded $247,000 as consulting expenses and the remaining portion of $247,000 has been included as part of prepaid consulting services totaling $512,485 as of June 30, 2002, and will be expensed over the remaining life of the agreement.

During the six month period ended June 30, 2002, the Company's President/stockholder had given 600,000 shares of the Company's common stock owned by him to various consultants for payment on consulting agreements entered into during 2001. The value of the shares at the consummation of these agreements were $0.65 per share which the Company has recorded a stock payable-related party totaling $535,950 for these shares to be issued in the future to the Company's President/stockholder as replacement. The Company has expensed $267,975 for the six month period ended June 30, 2002 and $119,156 for the year ended December 31, 2001 for a total accumulated expense of $387,131 as of June 30, 2002. The remaining portion totaling $148,819 has been included as part of prepaid consulting services totaling $512,485 as of June 30, 2002, and will be expensed over the remaining life of the agreement.

                    MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - CONSULTING SERVICES

In November 2001, the Company entered into a consulting agreement with a company to provide corporate finance and advisory services for a period of twelve months in consideration for warrants to purchase 1,000,000 shares of it's common stock with an weighted average exercise price of $1.00. The Company has valued this transaction at $350,000 under SFAS No. 123. The Company has recorded consulting expenses for $175,000 for the six month period ended June 30, 2002 and $58,334 for the year ended December 31, 2001 for a cumulative total of $233,334 as of June 30, 2002. The remaining amount of $116,666 in included as part prepaid consulting services totaling $512,485 as of June 30, 2002, and will be expensed over the remaining life of the agreement.

NOTE 8 - COMMON STOCK

During the six month period ended June 30, 2002, the Company issued 10,000 shares of its common stock related to the exercise of warrants at $0.50 per share.

In May 2002, the Company mistakenly issued 300,000 shares of unrestricted common stock to two individuals. Accordingly, these 300,000 shares are not included as outstanding shares of common stock as of June 30, 2002. The Company has notified the appropriate agencies of this transaction in an effort to obtain these shares from these individuals. The Company believes it will obtain these shares, however, if these shares are not returned then an expense will be recorded based upon the fair value of such shares, $0.35 per share, at the date of issuance totaling $105,000.

NOTE 9 - SUBSEQUENT EVENTS

In July 2002, the Company entered into a common stock purchase agreement with an investor whereby the Company will sell an aggregate of 2,000,000 shares to the investor at $0.10 per share for a total of $200,000. The Company received $200,000 in July 2002, and subsequently issued 2,000,000 shares of common stock in August 2002. Provisions of the agreement allows the investor to sell their shares to the Company during the period and from time to time between April 3, 2003 and July 3, 2003 for a cash purchase price of $0.19 per share. Furthermore, the agreement allows the Company to purchase these shares from the investor at $0.20 per share during the period and from time to time between the date of the agreement to April 3, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

THE COMPANY

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

Currently the company has under contract with two theater chains and one single operator representing a total of 45 sites under contract to install the company's IN THEATER ADVERTISING SYSTEM. 11 sites have the systems installed. The Memphis theater sites have high-speed (T-1) broadband lines installed and ready for hookup to the equipment upon installation. The central VOD server has been purchased and configured with custom designed media management software. Site based servers have been purchased and awaiting installation at 16 prepared sites. The company has interest from a number of media buyers to purchase the available interactive advertisement space contingent upon the complete installation of equipment at each theater site.

NO ASSURANCES THAT WE WILL BE ABLE TO ESTABLISH OUR SYSTEM

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

EMPLOYEES

As of June 30th, 2002, the company has one employee, David V. Lott, President, who has worked full-time since the company's founding. The company intends to hire additional employees immediately upon securing the necessary operational and equipment financing. The company currently retains two outside consultants to assist with business development, financial development and business strategy.

                              RESULTS OF OPERATIONS

REVENUES

Showintel Networks, Inc. has never generated revenues form operations. Showintel Networks, Inc has been in the development stage since its inception in April, 2001 and has been in the process of building its infrastructure. Showintel had expected funding for operations and capital expenditures at the time of the acquisition, which failed to materialize. Showintel Networks, Inc. and the Company are in continuing discussions to raise sufficient capital for company operations.

The Company realized interest income in the amount of $798 for the three months ending June 30th, 2002 from accrued interest on a note receivable.

EXPENSES

Total general and administrative expenses were $383,706 for the three months ended June 30th, 2002 and $809,882 for the six months ended June 30th, 2002. Most of the expenses were for consultant fees in the amount of $337,487 and $704,975 respectively, which have been paid primarily by the issuance of common restricted stock in the company. The company booked depreciation of $2,516 the three months ended June 30th , and $4,595 for the six months ended June 30th, 2002, on existing equipment and furnishings. Other general and administrative expenses were $43,703 for the three months ended June 30th, 2002 and $100,312 for the six months ended June 30th, 2002.

OPERATING LOSS

On a pre-tax basis, we had a loss of $382,908 for the three months ending June 30, 2002 and $809,038 for the 6 months ending June 30th, 2002 from continuing operations. For the three months ending June 30, 2002, and the 6 months ending June 30th, 2002, we had a loss per common share from continuing operations, basic and diluted, of $.02 and $.04 per share, respectively.

B. LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceed its current liabilities by a total of $443,000 as of June 30th, 2002. As of June 30th, 2002, the Company had an accumulated deficit of $1,507,795. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and, as of the 3 months ending June 30th, 2002, has a capital deficiency. Management believes that such losses and negative operating cash flows will continue through the fiscal year 2002 and into the fiscal year 2003 unless adequate capital funding is obtained. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow.

Historically, the Company has sustained its operations primarily from the use of our own management's personal financial resources. We are seeking sources of financing, from several public or private equity or debt offerings. The current state of sources of funding are as follows:

On April 1, 2002, Multinet received a signed term sheet from International Forex Finance Group, LTD. representing a line of credit equal to 20% of the market value of restricted 144A stock the company placed in escrow for collateral for such an arrangement. 5 million restricted 144 shares and 25 million 144A shares, previously issued, have been canceled due to an error in calculation of the total authorized number of shares of the Company. The Company is currently in the process of properly amending the Articles of Incorporation to increase the total number of authorized shares. Though this transaction was never finalized, the term sheet has been cancelled. The Company is still in negotiations with International Forex and is pursuing a new agreement with the use of 5 million shares of David Lott's own personal shares. Should an arrangement be reached, Mr. Lott will donate the shares to the Corporation for this purpose. Mr. Lott is to be issued new shares in the amount of 5 million shares upon the filing of amended articles of incorporation to increase the number of authorized shares available. However, there are no assurances that the transaction with IFF will be completed.

While not created for fundraising, the Company has issued warrants for 1 million shares of common stock to Erik Nelson of Coral Capital Partners for consulting services. Mr. Nelson holds two classes of Warrants. Class A entitles Mr. Nelson to exercise for 500,000 shares of Company stock at $.50 share. Class B entitles Mr. Nelson to exercise for 500,000 shares of Company stock at $1.50 per shares. Mr. Nelson has advised the Company that he intends to begin exercising his Warrants upon completion of the registration of the Warrants. On May 7, 2002, a Form S-8 registration statement was completed that registered the warrants to Mr. Nelson as well as the 1 million shares of common stock for the warrants. Mr. Nelson has exercised 10,000 shares to date at $.50 per share.

On July 1, 2002, the Company executed a term sheet with La Jolla Cove Investors for the investment of $200,000. The transaction has been completed. Mr. David V. Lott, President of the Company, offered 1.6 million of his stock as collateral for the funding. La Jolla Cove was given 2 million shares of restricted stock at $.10 per share. Mr. Lott has a call option to buy the stock back in one year at $.20 per share. La Jolla has a put option to sell the stock back to Mr. Lott at $.19 per share at the end of the year. The funding allowed the installation of equipment in 16 theater sites. Currently the Company and La Jolla are in more negotiations for further funding arrangements.

On May 8th, 2002, the Company executed a private placement of 100,000 restricted shares at $.10 per share to an individual investor.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 8th, 2002, the Company entered into an agreement to issue 100,000 restricted shares at $.10 per share pursuant to pursuant to Section 4(2) of the Securities Act of 1933. The proceeds are to be used to further installation of our equipment. The funds have been received by the Company and the Company is in the process of distributing those shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

We have been in negotiations with UniGuest of Tennessee (www.uniguest.com) regarding the potential acquisition of UniGuest by a newly created subsidiary of our Company. UniGuest is a sales integration organization that provides technology services to the travel and hospitality industry. No final agreements have been reached and there are no assurances that such an agreement will be finalized.

During the registration of an S-8, filed on May 7th, 2002, a delay after the execution of an original filing document to re-evaluate several consultant agreements caused an inadvertent release of 300,000 shares of common stock from the Company treasury bearing no legend. Upon learning of the release, the Company and its counsel requested the stock be returned to the company. Two individuals refused to return the stock. The Company notified the SEC and NASD. Official letters stating that the stock was unregistered was sent to the Depository Transfer Corporation, Cede and Co. and the brokerage houses. As of this date the stock is still being held in the brokerage houses but are frozen from any activity. NASD is working with the Company to have the stock returned.

On July 10th, 2002, Showintel Networks entered into a master license agreement with Wehrenberg Theaters, St. Louis Missouri, for the installation of Plasma Screens and/or Digital Display systems in 11 different theater locations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

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

     99.1    Certification of David V. Lott

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Multinet International Corp., Inc.


                                   By /s/ David V. Lott
                                      ------------------------------------------
                                      David V. Lott, Sole Officer and Director.
                                      Date: August 19, 2002