Form 10QSB
period 2002-09-30
MULTINET INTERNATIONAL CORP INC
filed 2002-11-27
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: September 30th, 2002

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.


                        Commission file number: 0-09358


                            SHOWINTEL NETWORKS, INC.
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


                       Multinet International Corporation
                       ----------------------------------
                         (Former name since last report


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 20,489,001 as of November 8th.

                               TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I - FINANCIAL STATEMENTS

     1. Financial Statements................................................  1
     2. Management's Discussion and Analysis or Plan of Operation...........  9

PART II - OTHER INFORMATION

     1. Legal Proceedings................................................... 14
     2. Changes in Securities and Use of Proceeds........................... 14
     3. Defaults Upon Senior Securities..................................... 15
     4. Submission of Matters to a Vote of Security Holders................. 15
     5. Other Information .................................................. 15
     6. Exhibits and Reports on Form 8-K.................................... 17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SHOWINTEL NETWORKS, INC.
                FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (Unaudited)

                                     ASSETS

Current assets
    Interest receivable                                             $     3,025
                                                                    -----------
        Total current assets                                              3,025

Fixed assets, net                                                       114,425

Note receivable                                                          86,500

Deposit                                                                  25,000
                                                                    -----------

    Total assets                                                    $   228,950
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued expenses                           $    83,728
    Due to stockholder                                                  323,302
    Stock payable-related party                                         535,950
    Loan payable                                                         75,000
                                                                    -----------
        Total current liabilities                                     1,017,980

Total liabilities                                                     1,017,980

Commitments and contingencies                                                --

Stockholders' deficit
    Common stock - $.001 par value, 50,000,000 shares
       authorized, 24,651,000 shares issued and outstanding              24,651
    Additional paid-in capital                                        1,449,005
    Prepaid consulting services paid common stock and warrants         (213,481)
    Note receivable related to issuance of common stock                 (20,000)
    Accumulated deficit                                              (2,029,205)
                                                                    -----------
        Total stockholders' deficit                                    (789,030)
                                                                    -----------

    Total liabilities and stockholders' deficit                     $   228,950
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
                FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                      For the period  For the period
                                                                                                      from April 19,  from April 19,
                                                                                                           2001           2001
                                                                                                        (Date of        (Date of
                                                       For the three   For the three    For the six     Inception)      Inception)
                                                       months ended    months ended    months ended      through          through
                                                       September 30,   September 30,   September 30,   September 30,   September 30,
                                                           2002            2001            2002            2001            2002
                                                       ------------    ------------    ------------    ------------    ------------
Revenues
    Interest income                                    $        807    $         --    $      1,651    $         --    $      3,025
                                                       ------------    ------------    ------------    ------------    ------------

         Total revenues                                         807              --           1,651              --           3,025

General and administrative expenses
    Consulting fees                                         443,004         103,500       1,218,135         218,500       1,669,140
    Depreciation                                              5,512           1,444          10,107           4,299          16,987
    Other general and administrative expenses                73,691          59,726         103,847         154,739         346,103
                                                       ------------    ------------    ------------    ------------    ------------

         Total general and administrative expenses          522,207         164,670       1,332,089         377,538       2,032,230
                                                       ------------    ------------    ------------    ------------    ------------

Loss before provision for income taxes                     (521,400)       (164,670)     (1,330,438)       (377,538)     (2,029,205)

Income tax provisions                                            --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                               $   (521,400)   $   (164,670)   $ (1,330,438)   $   (377,538)   $ (2,029,205)
                                                       ============    ============    ============    ============    ============

Basic and diluted loss per common share                $      (0.02)   $      (0.01)   $      (0.06)   $      (0.02)   $      (0.10)
                                                       ============    ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding                            23,260,783      18,196,933      21,674,260      18,134,273      20,337,509
                                                       ============    ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
                FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM APRIL 19, 2001
                              (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002

                                                                              Prepaid
                                                                             Consulting       Note
                                                                              Services     Receivable
                                             Common stock                       Paid       Related to
                                         -------------------    Additional   with Common   Issuance of                     Total
                                           Number                Paid-in      Stock and      Common      Accumulated   Stockholders'
                                         of Shares    Amount     capital       Warrants       Stock        Deficit        Equity
                                         ----------   -------   ----------   -----------    --------    -----------    -----------
Balance, April 19, 2001 (Date
  of Inception of Showintel
  Networks, Inc.)                                --   $    --   $       --   $        --    $     --    $        --    $        --

Common stock issued to the
  founder for cash, $0.0165
  per share                              15,000,000    15,000      232,725            --          --             --        247,725

Common stock issued to the
  founder for services, $0.0165
  per share                               3,000,000     3,000       46,500            --          --             --         49,500

Common stock issued for the
  acquisition of Multinet
  International Corporation,
  Inc., $0.001 per share                  2,431,000     2,431           --            --          --             --          2,431

Issuance of warrants for
  1,000,000 shares of common
  stock to a consultant with
  a weighted average exercise
  price of $1.00                                 --        --      350,000      (291,666)         --             --         58,334

Net loss                                         --        --           --            --          --       (698,767)      (698,767)
                                         ----------   -------   ----------   -----------    --------    -----------    -----------

Balance, December 31, 2001               20,431,000    20,431      629,225      (291,666)         --       (698,767)      (340,777)

Common stock issued for consulting
  services, $0.65 per share                 760,000       760      493,240      (494,000)         --             --             --

600,000 shares of common stock given
  to various consultants by the
  President/stockholder to satisfy
  consulting agreements, valued at
  $0.65 per share, in exchange for
  stock payable                                  --        --           --      (535,950)         --             --       (535,950)

Issuance of 1,100,000 shares of
  common stock to various consultants
  with a weighted average exercise
  price of $0.08 per share                1,100,000     1,100       83,900       (85,000)         --             --             --

Issuance of warrants for 500,000
  shares of common stock to a
  consultant with a weighted average
  exercise price of $0.65                        --        --       25,000       (25,000)         --             --             --

Expensed portion of prepaid
  consulting services                            --        --           --     1,218,135          --             --      1,218,135

Issuance of 10,000 shares of
  common stock related to exercise
  of warrants at $0.50 per share             10,000        10        4,990            --          --             --          5,000

Issuance of 150,000 shares of
  common stock for cash, $0.10
  per share                                 150,000       150       14,850            --          --             --         15,000

Issuance of 2,000,000 shares of
  common stock for cash, $0.10
  per share, net of offering expense
  of $20,000                              2,000,000     2,000      178,000            --          --             --        180,000

Issuance of 200,000 shares of
  common stock for promissory
  note receivable, $0.10 per share          200,000       200       19,800            --     (20,000)            --             --

Net loss                                         --        --           --            --          --     (1,330,438)    (1,330,438)
                                         ----------   -------   ----------   -----------    --------    -----------    -----------

Balance, September 30, 2002
  (Unaudited)                            24,651,000   $24,651   $1,449,005   $  (213,481)   $(20,000)   $(2,029,205)   $  (789,030)
                                         ==========   =======   ==========   ===========    ========    ===========    ===========

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
                FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the period from       For the period from
                                                              For the nine     April 19, 2001 (Date of    April 19, 2001 (Date
                                                              months ended        Inception) through      of Inception) through
                                                           September 30, 2002     September 30, 2001       September 30, 2002
                                                           ------------------     ------------------       ------------------
Cash flows from operating activities:
  Net loss                                                    $(1,330,438)            $(377,538)              $(2,029,205)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Stock based compensation                                   1,218,135                53,931                 1,328,400
     Depreciation                                                  10,107                 4,299                    16,987
  Changes in operating assets and liabilities:
     Increase in interest receivable                               (1,651)               (4,100)                   (3,025)
     Decrease in prepaid expenses                                   2,827                    --                        --
     Increase in deposit                                          (23,565)              (11,360)                  (25,000)
     Increase in accounts payable and accrued expenses             48,240                46,440                    83,728
     Increase in due to stockholder                                63,000                    --                    85,104
     Decrease in stock payable to consultants                    (119,156)                   --                        --
                                                              -----------             ---------               -----------

       Net cash used by operating activities                     (132,501)             (288,328)                 (543,011)

Cash flows from investing activities:
  Loan related to note receivable                                 (46,500)              (10,000)                  (86,500)
  Purchase of fixed assets                                        (84,136)              (37,276)                 (131,412)
                                                              -----------             ---------               -----------

       Net cash used by investing activities                     (130,636)              (47,276)                 (217,912)

Cash flows from financing activities:
  Advances from stockholder                                        49,024                75,281                   299,085
  Advances from related parties                                        --                13,300                        --
  Payments on stockholder payable                                 (60,887)                   --                   (60,887)
  Proceeds from loan payable                                       75,000                    --                    75,000
  Proceeds from issuance of common stock                          200,000               247,725                   447,725
                                                              -----------             ---------               -----------

       Net cash provided by financing activities                  263,137               336,306                   760,923
                                                              -----------             ---------               -----------

Net change in cash                                                     --                   702                        --

Cash, beginning of period                                              --                    --                        --
                                                              -----------             ---------               -----------

Cash, end of period                                           $        --             $     702               $        --
                                                              ===========             =========               ===========

Supplementary cash flow information:
  Cash payments for interest                                  $        --             $      --               $        --
                                                              ===========             =========               ===========

Non-cash financing activities:
  Prepaid portion of consulting agreement
    related to issuance of warrants to
    purchase 1,000,000 shares of common stock                 $        --             $      --               $   291,666
                                                              ===========             =========               ===========

  Prepaid portion of consulting agreement
    related to issuance of 760,000 shares
    of common stock                                           $   494,000             $      --               $   494,000
                                                              ===========             =========               ===========

  Prepaid portion of consulting agreement
    related to 600,000 shares of common stock
    given by President/shareholder to satisfy
    consulting agreement in exchange for stock
    payable                                                   $   535,950             $      --               $   535,950
                                                              ===========             =========               ===========

  Issuance of 4,431,000 shares of common stock
    for the acquisition of Multinet International
    Corporation, Inc.                                         $        --             $   4,431               $     4,431
                                                              ===========             =========               ===========

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
                FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

In October 2002, the Company changed its name from Multinet Intenational Corporation, Inc. to Showintel Networks, Inc.

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $2,029,000 for the period from April 19, 2001 (Date of Inception) through September 30, 2002. The Company's current liabilities exceed its current assets by approximately $1,015,000 as of September 30, 2002. The Company's net cash used from operating activities approximated $543,000 for the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through September 30, 2002. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - NOTE RECEIVABLE

On July 16, 2001, the Company entered into an agreement to loan a principal sum, with a maximum of $500,000, to See/Saw Communications, Inc., in exchange for a convertible promissory note, which is convertible to a 10-15% membership interest in the entity. The President of See/Saw Communications, Inc. serves as an Advisory Board Member for the Company, see Note 8. The percentage of membership interest would be determined by the exercise date based upon the loan amount outstanding, with conversion rights executed before February 22, 2003, resulting up to a 10% interest and execution after the said date would result up to a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of September 30, 2002, the Company had loaned $86,500 to this entity and recorded interest receivable of $3,025.

                            SHOWINTEL NETWORKS, INC.
                FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - DUE TO STOCKHOLDER

Due to stockholder totaling $323,302 as of September 30, 2002 consisted of the following:

     Loans payable from the Company's President
     and majority stockholder, unsecured, interest
     rate of 10%, and accrued interest and principal
     due on demand                                                $ 196,198

     Accrued interest related to loans
     payable from the Company's
     President and majority stockholder                              22,104

     Accrued wages for the Company's
     President and majority stockholder                             105,000
                                                                  ---------
                                                                  $ 323,302
                                                                  =========

NOTE 5 - NOTE RECEIVABLE RELATED TO ISSUANCE OF COMMON STOCK

In August 2002, the Company issued 200,000 shares of its common stock in consideration of a note receivable maturing December 15, 2002, interest rate at 10% and principal and interest due at maturity.

NOTE 6 - DEPOSIT

In September 2002, the Company entered into an asset purchase agreement to acquire all the outstanding capital of Uniguest of Tennessee, Inc. in exchange for 400,000 shares of its common stock; 300,000 shares of its common stock for the installation completion of public internet access terminals in ten separate hotels; and 300,000 shares of its common stock for the development and successful testing of a beta system for in-room entertainment for the hospitality industry. As of September 30, 2002, the Company had not completed the transaction and no shares have been issued but has given a deposit of $25,000.

NOTE 7 - LOAN PAYABLE

In September 2002, the Company borrowed funds from a company totaling $75,000 maturing October 25, 2002, collateralized with 600,000 shares of its common stock, and no interest. In lieu of this loan payable, the Company paid $15,000 as a brokerage fee to an individual for locating this funding source which has recorded as an expense as of September 30, 2002.

NOTE 8 - RELATED PARTY TRANSACTIONS

On January 18, 2002, the Company entered into a management consulting agreement with several officers of See/Saw Communications, Inc. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see Note
3. The agreement provides for strategic planning and general business services for a period of one year in consideration of 760,000 shares of the Company's common stock, to include 330,000 shares to the President of See/Saw Communications, Inc. The Company has valued this transaction at $494,000 or $0.65 per share which will be expensed over a period one year. As of September 30, 2002, the Company issued 760,000 shares and recorded $370,500 as consulting expenses and the remaining portion of $123,500 has been included as part of prepaid consulting services totaling $213,481 as of September 30, 2002, and will be expensed over the remaining life of the agreement.

                            SHOWINTEL NETWORKS, INC.
                FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

During the six month period ended June 30, 2002, the Company's President/stockholder had given 600,000 shares of the Company's common stock owned by him to various consultants for payment on consulting agreements entered into during 2001. The value of the shares at the consummation of these agreements were $0.65 per share which the Company has recorded a stock payable-related party totaling $535,950 for these shares to be issued in the future to the Company's President/stockholder as replacement. The Company has expensed $401,963 for the nine months period ended September 30, 2002 and $119,156 for the year ended December 31, 2001 for a total accumulated expense of $521,119 as of September 30, 2002. The remaining portion totaling $14,821 has been included as part of prepaid consulting services totaling $213,481 as of September 30, 2002, and will be expensed over the remaining life of the agreement.

NOTE 9 - CONSULTING SERVICES

In November 2001, the Company entered into a consulting agreement with a company to provide corporate finance and advisory services for a period of twelve months in consideration for warrants to purchase 1,000,000 shares of it's common stock with an weighted average exercise price of $1.00. The Company has valued this transaction at $350,000 under SFAS No. 123. The Company has recorded consulting expenses for $262,500 for the nine month period ended September 30, 2002 and $58,334 for the year ended December 31, 2001 for a cumulative total of $320,834 as of September 30, 2002. The remaining amount of $29,166 has been included as part prepaid consulting services totaling $213,481 as of September 30, 2002, and will be expensed over the remaining life of the agreement.

In July 2002, the Company entered into a consulting agreement with a company ("Consulting Company") to provide marketing and consulting services in consideration of $30,000 per month renewable each month. In September 2002, the Company did not renew the consulting agreement. However, the Company had compensated the Consulting Company for two months of consulting services with the issuance of 600,000 shares of the Company's common stock in satisfaction of $60,000 of services for the two months.

In September 2002, the Company entered into a consulting agreement with a company to provide investor relations for a period of twelve months in consideration of 300,000 shares of the Company's common stock and warrants to purchase 200,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of September 30, 2002. The Company has recorded expenses for $2,083 for the nine months ended September 30, 2002. The remaining amount of $22,917 has been included as part of prepaid consulting services totaling $213,481 as of September 30, 2002 and will be expenses over the remaining life of the agreement.

In September 2002, the Company entered into a consulting agreement with a company to provide consulting and public relations for a period of thirteen months in consideration of 200,000 shares of the Company's common stock and warrants to purchase 300,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of September 30, 2002. The Company has recorded expenses for $2,083 for the nine months ended September 30, 2002. The remaining amount of $23,077 has been included as part of prepaid consulting services totaling $213,481 as of September 30, 2002 and will be expenses over the remaining life of the agreement.

                            SHOWINTEL NETWORKS, INC.
                FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 10 - COMMON STOCK

In June 2002, the Company issued 10,000 shares of its common stock related to the exercise of warrants at $0.50 per share.

In July 2002, the Company issued 150,000 shares of its common stock for cash at $0.10 per share.

In July 2002, the Company issued 2,000,000 shares of its common stock for cash at $0.10 per share, net of offering cost of $20,000, through a common stock purchase agreement ("Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, a provision provides for a put and call right. The put right gives the purchaser the right to sell all or portion of the common stock for a cash price of $0.19 per share during the period from April 3, 2003 through July 3, 2003. The call right gives the Company the right to purchase all or portion of the common stock for a cash price of $0.20 during the period from the date of the agreement through April 3, 2003. The Company's President and majority shareholder has personally guaranteed the provisions of the put right within the agreement in the event the Company's stock value is less than the required purchase price.

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

NOTE 11 - SUBSEQUENT EVENT

In November 2002, the Company increased its authorized shares of common stock to 100,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

THE COMPANY

Showintel Networks, Inc. was incorporated on May 17, 1996 in the State of Nevada as Multinet International Corporation. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Showintel Networks, Inc., a Nevada Corporation, in exchange for 18,000,000 shares of Multinet's common stock ("Showintel Transaction"). Prior to the Showintel Transaction, Multinet was a non-operating public company with no operations or assets; and 2,431,000 shares of common stock issued and outstanding; and Showintel Networks, Inc. was a privately held company with assets being used for the development of its video-streaming technology.

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

Currently the company has under contract with two theater chains and one single operator representing a total of 45 sites under contract to install the company's IN THEATER ADVERTISING SYSTEM. 16 sites have the systems installed. The sites are located in Memphis TN; Jonesboro, Fort Smith and Rogers AR; Cape Giradeaux, Springfield and St. Louis MO; and Southhaven MS All the sites have high-speed (DSL) broadband lines installed, with the exception of Rogers AR and are currently operating on the Showintel network system. The central VOD server has been purchased and configured with custom designed media management software. The company has interest from a number of media buyers to purchase the available interactive advertisement space. Advertising space was sold to two sponsors from Oct 15 to Nov 15. The company is awaiting 5 sponsor slots for the current time period. The company has delayed marketing activity while it was negotiating a co-marketing agreement with Channel M of Los Angeles, CA. Channel M currently provides video content via VHS or DVD presentation to over 400 theater sites nationwide, 5400 retail sites and 130 video arcades. The co-marketing agreement was initiated on Nov 19, 2002. The proposed agreement will allow both companies to market advertising space to each company's respective clients. Showintel will provide the equipment and network services to Channel M clients upon approval by the various clients. Showintel hopes to begin networking to the Channel M theaters in the top 10 largest cities shortly. The cooperative effort between Showintel and Channel M is to create a joint effort to become the largest provider of in-lobby theater advertising.

NO ASSURANCES THAT WE WILL BE ABLE TO ESTABLISH OUR SYSTEM

There are no assurances, however, that we will ever be successful in establishing our System or penetrating our target markets. Due to the company's low cash reserves, additional funds are required within the next few months to complete the installation of equipment needs at the sites under contract and to proceed with the company's business plan. The company currently holds a commitment letter from a venture capital firm in St. Louis to provide the necessary capital to install the system in all of Channel M sites. The Company intends to raise other funds through various financial arrangements including debt or equity. The company is negotiating with a number of sources of funding to provide for equipment expense and operational expenses. There is no assurance that such additional financing will be available when required, or available at all, in order to proceed with the business plan. If the company is unsuccessful in securing the additional capital investments needed to continue operations within the time required, the company will not be in a position to continue operations and the stockholders may lose their entire investment.

Showintel has had limited operations since its organization and is a "start-up" or "development stage" company. We have no history of operations you can use to evaluate our business experience.

     EMPLOYEES

     As of September 30th, 2002, the Company has one employee, David V. Lott, President, has worked full-time since the Company's founding. The Company intends to hire additional employees immediately upon securing the necessary operational and equipment financing. The Company currently retains two outside consultants to assist with business development, financial development and business strategy.

RESULTS OF OPERATIONS

A.  RESULTS OF OPERATIONS:

     EXPENSES

     Total expenses from continuing operations increase to $522,207 for third quarter 2002. Most of the expenses were for consultant fees in the amount of $443,004, which have been paid by the issuance of common restricted stock in the company. The company booked depreciation of $5,512. General and administrative expenses increased to $73,691 during third quarter 2002. Large portions of the general expenses were related to the development of the network media management operations of Showintel Networks, Inc. The company still maintains a tight control on expenditures that are not capital related

     OPERATING LOSS

     We had a net loss of $521,400 for the quarter ending September 30, 2002 from continuing operations. Loss per common share from continuing operations, basic and diluted, was $.02 per share.

B. LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at September 30, 2002 Management believes that such losses and negative operating cash flows will continue for the balance of the fiscal year 2002 unless adequate capital funding is obtained. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow.

Historically, the Company has sustained its operations primarily from the use of management's personal financial resources. We are seeking sources of financing, from several public or private equity or debt offerings. The current state of sources of funding is as follows:

On April 1, 2002, Multinet received a term sheet from International Forex Finance Group, LTD. ("IFF") representing a line of credit equal to 20% of the market value of restricted 144 stock the company placed in escrow for collateral for the arrangement. The twenty five million shares placed in escrow for collateral have been cancelled due to the fact that the total authorized number of shares of the Company would not allow the transaction. The Board has since resolved to increase the authorized number of shares and has filed an amendment to the articles of incorporation with the State of Nevada to effectuate the increase. Upon authorization form the State of Nevada, the Company plans on reissuing these shares for the transaction. The term of the line of credit is for 7 years at 11% interest. There is no provision for prepayment during the initial three years. The collateral may be substituted and payments may be made in equity of the Company. The line of credit hoped to be established is a minimum of $1.5 million based upon 31 million shares of the Company's restricted stock. As of this filing, the company is awaiting the closing of the escrow account. There are no assurances, however, that the transaction will close until a final agreement is reached and consumated.

On July 25, 2002, the company entered into stock purchase with LaJolla Cove Investors in the amount of $200,000. Mr. David V. Lott, President of the Company provided his home, a mortgage note and 2 million shares of restricted stock as collateral. Mr. Lott holds a call provision to buy the stock back at $.20 per share no later than July 25, 2003. LaJolla Cove Investors holds a put provision that allows to force sell the stock to Mr. Lott for $.19 at that date.

On Sept 25, 2002, the company arranged a short term loan from Mattamy, Ltd in the amount of $75,000. This loan is to be paid off with the release of the funds for the IFF line of credit.

On August 1, 2002, the company arranged for the acquisition of MNIL Acquisition, Inc. The Company has reason to believe, however, that the acquisition was never consumated. MNIL Acquisition had arranged the placement of convertible debentures into free trading stock of the Company under Rule 504 with exemptions pursuant to Colorado Security Laws. The Company has reason to believe that this transaction may have been completed incorrectly. The Company has contacted the SEC and is waiting from the SEC on how to proceed.

Sept 2002, the company entered into negotiations to acquire Uniguest of Tennessee, Inc. As of this filing, the final transfer of stock pursuant to the asset purchase has not been completed and there are no assurances that a final agreement will be reached. However, the company has provided $25,000 to Uniguest to begin installations of its systems in 10 hotels in the Memphis, TN market. As of this filing, 4 sites are completed and starting to generate revenue. The company may advance another $25,000 for equipping another 15 sites upon settlement of the asset purchase agreement. Uniguest is expected to have sufficient revenue from operations to be self sufficient at the end of fiscal year 2002.

On Sept 9, 2002, the company entered into an investor relations contract with LKS Consulting for one year. The company issued 200,000 shares of restricted stock for the contract. The company also entered into a one-year contract with Internet PR Group for investor relations in exchange for 300,000 shares of restricted stock.

The Company and Channel M have been in negotiations with the intent to pursue a long form agreement whereby the companies will co-market advertising in theater lobbies. Channel M will provide access to their theater contracts. Showintel will provide network administration for selected sites of Channel M's. Both companies will market for advertising revenue and share in the revenue. There are no assurances, however, that an agreement will occur.

                           ITEM II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

INTEL TRADEMARK LAWSUIT

On October 15th, 2002, Intel Corporation, a Delaware Corporation, filed suit in the U.S. District for the Northern District of Illinois, Eastern Division, alleging trademark infringement, false designation of origin, federal trademark dilution, Illinois anti-dilution, and unfair competition. The Company believes the allegations are baseless and plans to rigorously defend the lawsuit.

D & D Management

On Sept 9, 2002, D&D Management, Inc., a Georgia Corporation, filed a Civil Action in the State Court of Cherokee County, State of Georgia, alleging that the company owes D&D Management $58,500.00 plus 45,000 shares of common stock. D&D Management advanced the company $45,000 in February of 2002 to be paid back upon the closing of the International Finance Forex Group line of credit. D&D Management received 89,000 shares of common stock in May 2002 as full settlement of the transaction. The company will defend the lawsuit if the matter is continued, however, at this time the company believes the claims will be dropped.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2002, the Company entered into a consulting agreement with OTC Success Partners, L.L.C to provide consulting services in consideration of $30,000 per month. The cost included email campaigns, fax campaigns, analyst reports and retail and market maker information dissemination. The contract was in place for a period of 2 months. 600,000 restricted shares were issued at $.10 per share pursuant to Section 4(2) of the Securities Act of 1933.

On July 25, 2002, the company entered into a Stock Purchase Agreement with LaJolla Cove Investors in the amount of $200,000. Mr. David V. Lott, President of the Company provided his home, a mortgage note and 2 million shares of restricted stock as collateral pursuant to Section 4(2) of the Securities Act of 1933. Mr. Lott holds a call provision to buy the stock back at $.20 per share no later than July 25, 2003. LaJolla Cove Investors holds a put provision that allows to force sell the stock to Mr. Lott for $.19 at that date

In July of 2002, a total of 150,000 shares were sold to 2 individuals for $0.10 per share pursuant to Section 4(2) of the Securities Act of 1933. The monies were used to further develop the Company's business plan.

New Age Media issued a promissory note to MNIL Acquisition for the issuance of 200,000 shares of the Company's Stock. The consideration is $20,000 worth of development to the Company website. The Company believes the issuance of the shares to New Age Media may have been invalid and has asked the SEC for direction on how to proceed.

On September 9th, 2002, the Company issued 200,000 shares of restricted stock to LKS Corporation for investor relation services pursuant to Section 4(2) of the Securities Act of 1933.

On September 9th, 2002, the Company issued a Warrant for the purchase of 300,000 shares of common stock at an exercise price of $.50 per share to LKS Consulting Services for investor relation services. The warrant expires on November 12th, 2005. The warrant was issued pursuant to Section 4(2) of the Securities Act of 1933.

On September 9th, 2002, the Company issued a Warrant for the purchase of 100,000 shares of common stock at an exercise price of $1.00 per share to Internet PR Group, Inc. for investor relation services. The warrant expires on November 12th, 2005. The warrant was issued pursuant to Section 4(2) of the Securities Act of 1933.

On September 9th, 2002, the Company issued a Warrant for the purchase of 100,000 shares of common stock at an exercise price of $.50 per share to Internet PR Group Inc. for investor relation services. The warrant expires on November 12th, 2005. The warrant was issued pursuant to Section 4(2) of the Securities Act of 1933.

On September 15th, 2002, the Company issued 300,000 shares of restricted stock to Internet PR Group for investor relation services pursuant to Section 4(2) of the Securities Act of 1933.

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

On August 1, 2002 the Company arranged the merger of MNIL Acquisition, Inc, a Nevada Corporation. MNIL Acquisition had arranged the placement of convertible debentures into free trading stock of the Company under Rule 504 with exemptions pursuant to Colorado Security Laws. The Company has come to believe that the transaction may have been invalid. The Company has contacted the SEC and is awaiting final determination as to how to proceed. If the convertible debentures are completely placed, the company is to realize $200,000 in funding. As of this filing no convertible debentures have been placed and the company does not have plans to do so. Convertible debentures have been placed with OTC Success for payment in kind for services. Convertible debentures have been placed with New Age Media for a payment in kind for services and a promissory note of $20,000. The Company has been notified that such shares have already been sold into the marketplace.

On Oct 19, 2002 the company entered into a letter of intent with Channel M for co-marketing of advertising space and the networking of theaters in contract with Channel M. The Company has delayed marketing activity while it was negotiating the co-marketing agreement with Channel M of Los Angeles, CA. Channel M currently provides video content via VHS or DVD presentation to over 400 theater sites nationwide, 5400 retail sites and 130 video arcades. The agreement allows both companies to market advertising space to each company's respective clients. Showintel will provide the equipment and network services to Channel M clients upon approval by the various clients. Showintel hopes to begin networking to the Channel M theaters in the top 10 largest cities shortly. The cooperative effort between Showintel and Channel M is to create a joint effort to become the largest provider of in-lobby theater advertising. There no assurances, however, that a final agreement will be reached.

The Board of Directors have resolved that the Company increase the total number of authorized common shares from 25,000,000 shares with a par value of $.001 to 100,000,000 shares with a par value of $.001. The company is currently awaiting confirmation from the State of Nevada that the amendment was processed.

David V. Lott, the Company's President and majority shareholder, has cancelled a total of 6,967,000 of his own personal shares used as part of the escrow amount for the "IFF" escrow agreement. It is contemplated that the Board of Directors will reissue these shares to Mr. Lott upon the increase in the Company's number of authorized shares.

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

3.2 Bylaws of Multinet International Corporation, Inc. (Incorporated by reference from Exhibit 3.2 of Form 8-K filed July 21, 2000).


3.2 Certificate of Incorporation of Nikky D. Corporation, a Delaware corporation (Incorporated by reference from Exhibit 3.1 of Form 8-K filed April 6, 2001).

10.1      Nikky D. Management Agreement (Incorporated by reference from Exhibit
          27.1 of Form 8-K filed July 21, 2000).

10.2 Master License Agreement between Digital Theatre Resources Co. and Showintel Networks, Inc. (July 1, 2001) (Incorporated by reference in Company's Form 10KSB filed on April 18th, 2002)

10.3 Guaranty Agreement between See Saw Communications Inc., and Showintel Networks, Inc. (Oct 16, 2001) (Incorporated by reference in Company's Form 10KSB filed on April 18th, 2002)

21.1 Subsidiaries of Registrant. (Incorporated by reference in Company's Form 10KSB filed on April 18th, 2002)

99.1      Certification of David V. Lott

(b)  Reports on Form 8K

Form                     Description                          Date
----                     -----------                          ----
 8K            Change in Name of Corporation                10/07/02

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Showintel Networks, Inc.


     By /s/ David V. Lott
        ----------------------------
        David V. Lott,
        President/Treasurer.
        Date: November 26, 2002


     By /s/ Eric Nelson
        ----------------------------
        Eric Nelson,
        Secretary
        Date: November 26, 2002

                         CERTIFICATION UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION

I, David V. Lott, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Showintel Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly  report  our  conclusions,   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that-could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 26, 2002

/s/ David V. Lott
----------------------------
David V. Lott, President