Form 10KSB
period 2002-12-31
MULTINET INTERNATIONAL CORP INC
filed 2003-05-27
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the transition period from _________ to _________

                         Commission file number: 0-09358

                            SHOWINTEL NETWORKS, INC.
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     State issuer's revenues for its most recent fiscal year. $0.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: 30,181,001 total of free trading and restricted shares at a close price of $.09 per share on May 23, 2003, equals $2,716,290 market valuation.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 30,181,001 common shares as of May 23, 2003.

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

ITEM 1. DESCRIPTION OF BUSINESS

Showintel Networks, Inc. was incorporated on May 17, 1996, in the State of Nevada as Multinet International Corporation. On September 26, 2001, the Company consummated an agreement to acquire all of the then outstanding capital stock of Showintel Networks, Inc., a Nevada corporation, in exchange for 18,000,000 shares of Multinet's common stock ("Showintel Transaction"). Prior to the Showintel Transaction, Multinet was a non-operating public company with no operations or assets and 2,431,000 shares of common stock issued and outstanding. Showintel Networks, Inc. was a privately held company with assets being used for the development of video-streaming technology. Prior to the Showintel Transaction, Multinet spun out of the company Nikki D Corporation, a wholly owned subsidiary, and on September 2, 2001, the Company divested itself of Nikky D. Corporation. Showintel Networks became a whole owned subsidiary as of the date of closing. The existing officers and directors of the company appointed David V. Lott as a director of the company and resigned effective the closing of the transaction. On September 1, 2002, the Company purchased al outstanding capital of Uniguest of Tennessee, Inc., a Tennessee corporation, in consideration for 500,000 shares of the Company's common stock. Uniguest installs and operates public internet access terminals primarkily in hotels throughout the country. On October 3, 2002, the company amended its articles of incorporation to change its name to Showintel Networks, Inc.

BUSINESS OVERVIEW OF SHOWINTEL NETWORKS, INC.

Founded in February 2000 and Incorporated in April 2001, Showintel Networks, Inc. ("Showintel") is a Nevada-domiciled, Tennessee-based publicly traded company (SWNW.OB) that has developed a proprietary digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display. The current core focus for Showintel is the theater industry.

Showintel has developed a proprietary system to distribute advertisement and movie trailers via broadband connection for viewing in movie theater lobbies. The Content Management System ("CMS") developed by Showintel facilitates advertising and trailer content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides and/or VCR tape. The primary focus of deployment for Showintel's technology is within movie theaters. In addition to other display methodology, Showintel has developed interactive public access terminal (PAT) kiosks that create complementary opportunities for product impressions and/or sales while collecting demographic information that can be resold to the advertisers and other interested buyers. Showintel has two types of clients, the theater venue or "location partner," and the advertiser who wishes to reach the patrons that visit the location partner's venues.

The Company has current or pending installations of its technology in over forty theater locations across the country, with ongoing negotiations to secure an additional 800 facilities. Further, Showintel has executed co-marketing agreements with strategic partners that augment its own sales and marketing team and that enables the company to simultaneously penetrate additional theaters.

Showintel plans to generate revenues for the installation of its location partner and by selling and marketing the advertisement that is displayed on its network. The advertising is presented on multiple flat-panel, plasma screens installed by the company in theater lobbies. The flat-panel displays are typically located above the concession stands and the exits to the theater lobbies. These are considered to be the ideal locations to attract the attention of theater patrons who are entering and leaving the movie theater.

MARKET FOR SHOWINTEL NETWORKS, INC.  AND INDUSTRY CONDITIONS

According to the Motion Picture Association, in 2002 the theater market encompassed 6,050 separate locations in the United States with 487 separate owners. There were 35,280 screens in these locations, only 124 of which were equipped with digital projection. Over $15 billion dollars was spent in 2002 on advertising in the theater with most of the revenue generated from on-screen ad placement. The lobby presentation of advertising is in its infancy with less than $50 million in total revenue in 2002..

Regal Entertainment is the largest owner of theaters with a site count of approximately 900. In 2002, Regal announced an initiative to create a digital network for the presentation of video content in all of their theaters including the lobbies. In November of 2002, Regal announced that the demand for lobby advertising spots was so large that they had sold all available space for the first quarters of 2003. A recent article in the New York Times stated that Regal Entertainment is expected to generate over $90M is advertising sales in 2003

Showintel has developed a proprietary system to digitally distribute advertisement and movie trailers via broadband connection for viewing in movie theater lobbies. The Content Management System ("CMS") developed by Showintel facilitates advertising and trailer content to be transmitted in digital files, thus replacing the soon-to-be antiquated methodology of photographic slides and/or VCR tape.

The primary focus of deployment for Showintel's technology is within movie theaters. Advertising and movie trailers are delivered via broadband to on-site servers and, where appropriate, Showintel will install interactive public access terminal (PAT) kiosks that create additional opportunity for product impressions and/or sales while collecting demographic information that can be resold to the advertisers and other interested buyers. Showintel therefore has two types of clients; the theater venue or "location partner," and the advertiser who wishes to reach the patrons that visit the location partner's venues.

The Showintel network replaces the old loop technology that uses VCR tapes and DVD's running in continuous loops. Traditionally, content providers such as producers and advertisers must present their materials to a production house 30-60 days in advance of a showing. The content must be incorporated into a playlist showing all the subject matter to be displayed during a specific time frame. Once the playlist is completed and the master file edited, the master is sent to a production house to be reproduced into VHS or DVD format and then sent out to the various businesses to be played on the house VCR or DVD player. The ability to replace this VCR loop tape system has made Showintel an attractive partner to strategic alliance partners Channel M and Cinema Media Networks.

Showintel's CMS technology dramatically streamlines this process. Content for presentation on the network may be emailed or sent in hard format such as tape or disk. Within minutes of receipt, the content is placed in the master files of the locations where the provider has contracted his subject matter to be viewed. The provider does not have to produce content in advance, is not concerned about reproduction issues, and can change his message at will. Showintel estimates its system can save advertisers over 20% on the cost of production, and through its ability to quickly change and update the advertising, create a more effective means of reaching consumers.

Showintel is developing its own exclusive movie patron database management, Internet commerce, and Smart Card applications. Utilizing these applications in theater lobbies, Showintel will generate advertising revenue and consumer transactions through its pioneering public access terminal (PAT) kiosks. In idle mode the PAT will display advertising and other video content that is simultaneously showing on the lobby displays. Once activated by touch-screen, patrons can select additional promotional material from advertisers on the PAT and print out coupons or other promotional benefits. Stationed in high-traffic locations within theater lobbies and nearby concession areas, Showintel PAT's will have dual 50", flat-panel, gas plasma video screens specifically designed to deliver communication to the theater lobby patrons.

The PAT system is more than a way to deliver video and audio advertisements in real time; Showintel's stay-and play PAT stations are controlled "walled garden" environments specifically programmed for a variety of customer relations enhancing activities such as:

     o Voluntary electronic registration for theater membership program to win discounts for future movie attendance. Consumers are provided a theater branded card that is individually numbered. Building this database will allow for future customer profiling, data mining and open-up new targeted advertising and promotional opportunities for Showintel's advertising partners.
     o Loyalty rewards programs for theater patrons who order products and participate in ongoing promotions via the PAT's to earn additional discount points geared to the size of the order.
     o Immediate on-premise printing of consumer coupons with a time sensitive call-to-action.
     o Ability to support ads with network-wide product sampling in multiple markets.
     o    Easy access to web-based e-mail such as Hotmail, AOL, MSN and Yahoo
          Mail.

Both the CMS display screens and PAT displays are connected to the Showintel network operations center via various broadband capabilities. Content is downloaded to the CMS displays and PAT's and shown according to a playlist schedule. The playlist schedule, and its corresponding content, may be modified at any time. The network center is in total control at all times of the content being shown at each location.

Showintel has developed its own state of the art Content Management System ("CMS"). The CMS system allows Showintel to upload and remotely manage customized content to individual theaters. The Showintel CMS system contains multiple security features to prevent tampering with the content in the individual theaters. The CMS system also contains its own custom media player that will automatically update the software to ensure its ability to display the most up to date video files.

Showintel's Network Operations Center is designed to remotely monitor and manage thousands of networked CMS and PAT display devices distributed anywhere in the world using the Internet and private networks.

The Network Operations Center will provide:

     o Real-Time Monitoring and Usage Tracking of CMS and PAT display appliances.
     o    Monitoring of Broadband LAN and/or WAN Network Routers and Servers.
     o    Help Desk/Call Center Services.
     o    Application Service Provider Services.
     o    Financial Transaction Processing.
     o    Web and Application Hosting.
     o    Secure Digital Content Distribution and Management.
     o    Network Troubleshooting and Remote Maintenance.
     o    Field Service Dispatch and Management.
     o    Real-Time Monitoring and Usage Tracking.

The Showintel CMS system is a set of network operation functions designed to communicate the operability and usage of any remote CMS or PAT display system to the Network Operations Center.

Each CMS or PAT display system is configured with a proprietary network monitoring software module. Operational monitoring at the network operations center provides the following real-time tracking functions: o Heartbeat Status of Each System in the Network.

     o Current Status of Peripherals (Printers, Card Readers, Cash Accepter, Camera, etc.).
     o Peripheral Activity Log (Printouts, Card Swipes, Coupons Printed, etc.).
     o    Usage tracking by data and time of day:
          o    Hits on Information Pages.
          o    Number of Financial Transactions.
          o    Number of Internet Sessions.
          o    Gift Cards Purchased.
          o    Customer Surveys Completed.
          o    Advertising page Views.
          o    Banner Ad Click-Through.

The PAT stations permit advertisers to target their message and measure results of their promotions in real time. Location partners can quickly change video messages in the lobby or on the screen to market concession promotions, new movie releases, DVD releases or any store promotional campaign on very short notice.

Consumers using the Showintel network will be able to access PAT's across the network and become exposed to a wide bundle of applications. Offerings may include full motion video advertising, reward programs, internet access, CD/Video sampling and ordering, restaurant and movie theater information, product information databases, store discounts, e-coupons, special promotions, product specific instructional databases, direct production purchasing and more.

Showintel created the content management system specifically to deliver and manage video content to individual or multiple locations simultaneously. Each remote location is managed separately from other locations. This is proprietary software created by Showintel for Showintel and is not available commercially to other parties. Showintel is currently upgrading the software and hardware systems to streamline the insertion of advertising content from the source providers and manage available inventory on a site by site basis. Upon the successful deployment of the upgrade, Showintel intends to apply for a patent on its content management system.

STRATEGIC ALLIANCES AND MARKETING PROGRAMS

CHANNEL M

Channel M was founded in 1989 and is one of the oldest and most experienced companies selling advertising for in-store television networks. Channel M was one of the early pioneers to realize the importance of entertaining audiences in retail environments and the value that opportunity presents to both advertisers and retailers. Starting in 1989, Channel M began selling advertising on its first in-store network located in mall-based video arcades. Channel M quickly became a leader in selling this type of alternative advertising and due to its sales efforts was known large and wide by advertisers looking to reach male teenagers. In addition to the media time on the Arcade Network, Channel M also sold and integrated promotions such as sweepstakes, sampling, tournaments, and more. Channel M's Arcade Network today is in 175 mall-based video arcades nationwide and continues to grow.

Leveraging the success it had with the Arcade Network, Channel M launched its second network in 1997 in eight Chicago movie theaters. Channel M focused on growing the network while providing programming suited to entertain movie patrons. Channel M currently works with 16 theater circuits and its Theater Lobby Network is now viewed in over 420 movie theaters nationwide. Channel M's evolution continued in 2000 when it opened discussions with Blockbuster Inc. to represent its in-store television network located in 5400 locations. Overnight, Channel M went from 600 locations to 6,000.

Y2 MARTKETING

Y2Marketing is one of the nation's largest and fastest-growing marketing service agencies. The business was started in 1994 by partners Richard Harshaw and Edward Earle and was known as Marketing Strategies. From that time to 1998, the company worked with over 9,000 different businesses in over 350 different industries through seminars, workshops, one-on-one consulting, and individual consultations. The result was hundreds of millions of dollars in increased sales and profits for their clients. During this same time, Y2Marketing began offering various marketing fulfillment services to their clients in the form of printing, advertising placement, media services, design services, Internet development, and so forth.

The firm conducts seminars all over the country called "Monopolize Your Marketplace" where they teach their proprietary, results-oriented marketing system. Y2Marketing is currently established as a national Marketing Fulfillment Agency with the support of over 400 Principal Consultants skilled at implementing the MYM System.

Y2Marketing's mission is to become the nation's foremost marketing & advertising consulting firm, as well as the leading provider of marketing fulfillment services. Near future plans include bolstering their national network of Principal Consultants to over 1,500 and strategic acquisitions nationwide in key marketing fulfillment areas.

CINEMA SCREEN MEDIA

With over 50 sales personnel, CSM is devoted to providing advertising sales to local businesses within a 10 mile radius of the theater site. With over 7 years of experience, the sales force successfully places over 50% of all available ad slots monthly to local businesses.

KEY CUSTOMERS

WEHRENBERG THEATERS

On July 10th, 2002, Showintel entered into a master license agreement with Wehrenberg Theaters, St. Louis Missouri, for the installation of Plasma Screens and/or Digital Display systems in 11 different theater locations. Under terms of this contract Showintel will begin to display a combination of movie trailers and commercials to generate advertising revenue. Showintel has partially completed the installation of its equipment into the Wehrenberg theaters. The company estimates that it can complete the installation of its equipment late in the 1st quarter or early 2nd quarter of 2003. Additional information on Wehrenberg Theaters can be found at: http://www.wehrenberg.com

MALCO THEATERS

Showintel's first theater chain to be brought under contract was Malco Theaters. Founded in 1915, Malco is now the nation's 23rd largest theater chain with over 230 screens operating in 32 sites. Under the terms of this contract, Showintel will begin to display a combination of movie trailers and commercials to generate advertising revenue. Showintel has partially completed the installation of its equipment into the Malco theaters. The company estimates that it can complete the installation of its equipment late in the 1st quarter or early 2nd quarter of 2003. Additional information on Malco Theaters can be found at: http://www.malco.com

CHANNEL M

Channel M signed a contract that allows Showintel to install its digital networking technology into theaters within the Channel M "Theater Lobby Network". As a result of this agreement, Showintel will receive a percentage of the advertising revenue from theaters containing its technology. The contract between Channel M and Showintel will also allow each company to sell advertising on the other's network. The companies have agreed upon a percentage of the revenue to be shared by placing ads they sell on the other's network. (The percentages are currently confidential due to on-going negotiations.)

CINEMA SCREEN MEDIA

Showintel has recently entered into a contract with Cinema Screen Media of Atlanta to provide digital network services for over 300 theaters and 3000 theater screens. Under the contract, Showintel will install equipment to provide a lobby presence in CSM theaters. The network will additionally provide the content for on-screen digital display of front-run advertisements and trailers. "Front-run" is the content played prior to a film showing. CSM will be responsible for all local advertising sales for Showintel networked sites. The digitization of the front-run content is the proof of concept that Showintel is developing for the eventual transportation and management of digital cinema. The initial installation of the digitized front-run content will be completed during the second quarter of 2003 in the SE United States.

EMPLOYEES

As of December 31, 2002, the Company has one employee. The Company intends to hire additional employees upon securing the necessary operational and equipment financing. The Company currently retains in addition an advisory board to assist with business development, financial development, and business strategy. All employees are located at the Company's headquarters in Tennessee. None of the Company's employees are subject to any collective bargaining agreement.

MANAGEMENT STRUCTURE

David Lott, Founder & CEO. Mr. Lott has 20 years experience in business development and management. In addition to his responsibility to Showintel, Mr. Lott is President and founder of Daody Management, Inc (DMI). DMI is a warehousing and storage management company in the Greater Memphis area of Tennessee and encompasses properties in several locales of southern Texas. Properties under his management include the Canon Computer Distribution Warehouse and PanAm Flight Training Academy. Mr. Lott developed this large real estate, storage and management company from the ground up. In 1982 he founded and operated Landscapes Unlimited, Inc. as its President. Landscapes Unlimited, Inc. was a top 50 company in commercial landscape contracting and management. He orchestrated the company's sale to industry leader Orkin International in 1994. Mr. Lott brings to Showintel his broad entrepreneurial and practical experience in all facets of corporate development and management.

ADVISORY BOARD

Steve Mackelvie, V. P. of U.S. Business Development for JC Decaux Airport. Mr. Mackelvie is responsible for the U.S. operations for airport advertising for the world's largest out-of-home media firm, JC Decaux. His responsibilities include marketing analysis, client and consumer research and product evaluation to develop data for marketing audits and strategic planning. He is responsible for the implementation of marketing and advertising plans for over 50 U.S. Airports. He has held positions as Corporate Sales Manager for a professional sports team as well as National Account Manager for a national retail firm.

Robert Levy, Senior Vice President, Malco Theaters. Mr. Levy runs the nations 23rd largest theater chain. He is third generation in the industry and has worked all functions in the business including advertising, film buyer and marketing. He has been actively involved in the National Association of Theater Owners and is instrumental in the positioning of Showintel in the industry.

Randy Baker, Partner, Thompson & Company. Randolph Baker is a partner in the integrated marketing firm of Thompson & Company and heads the firm's public relations and public affairs practice. Baker, an attorney-turned-PR-practitioner, is a Fellow of the Public Relations Society of America and a board member of one of the nation's fastest-growing entertainment companies. Thompson & Baker, the division which Baker heads, is a member of the Worldcom Public Relations Group, the world's largest consortium of independent public relations firms. It is the largest firm of its kind in the Memphis area and provides a wide range of communications services to its clients. Among the firm's clients are First Tennessee Bank, Thomas & Betts Corporation, VP Buildings, Anderson-Tully, The Seam, Belz Enterprises, Kraft Food Ingredients, the City of Memphis, WONDERS: The Memphis International Cultural Series, and the Memphis-Shelby County Airport Authority. Mr. Baker holds degrees from the University of Texas and the University of Houston. He has held professional positions in academia, in the nonprofit sector, in government, in law firms, and with two Fortune 500 companies.

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

                                 BUSINESS RISKS

AVAILABILITY OF CAPITAL

There are no assurances the Company will be successful in establishing its system or penetrating the target markets. Due to low cash reserves, additional funds are required within the next few months to complete installation of equipment needs at the sites under contract in order to proceed with the company's business plan. The Company intends to raise funding through various financial arrangements in debt or equity. There is no guarantee that additional financing will be available when required, or available at all, in order to proceed with the business plan. If the Company is unsuccessful in securing additional capital investments needed in order to continue with operations, the stockholders may lose their entire investment.

CHANGE IN TECHNOLOGY ENVIRONMENT AND ACCESS

The Company is utilizing existing technology for its operations. The Company has developed software and systems to compliment existing technology and provide flexibility if existing technology changes. There is no assurance that the existing technology will perform in a standard sufficient for the Company to maintain competitiveness or be available at the time the company anticipates a need.

COMPETITION

     o NCN: National Cinema Network was the first to introduce media and promotions in movie theaters. NCN has onscreen presence in 82 theaters.

     o Pot O' Gold Productions: POG provides utilizes mpeg technology to download via broadband a playlist of video content to approximately 70 theater sites in the southeast United States. The content is replayed via an mpeg player to location based TV monitors. This is the digital version of VCR loop technology. Pot O' Gold and Showintel have entered into a co-marketing agreement to share advertisers.

     o Regal Entertainment: Regal Entertainment Group, representing over 900 theater sites, has recently initiated plans to install plasma screens in most of their theaters. These plasma screens will display content provided by satellite technology. Regal Entertainment is developing this service only for their wholly owned sites and is not providing the services to independent theater chains.

     o Screen Vision: Screen Vision is the world's largest on-screen theater advertising company with presence on over 20,000 theater screens. Screen Vision is a sister company to Technicolor and recently purchased Val Morgan USA.

The Company also recognizes that delays in funding have created a window of opportunity for potential competitors to establish relationships in the industry. A continued delay in funding increases the likelihood that competitors may increase market share sufficiently to diminish the capacity of the Company to operate profitably.

LACK OF MARKET FOR MEDIA PLACEMENT

The Company has no assurance that the advertising opportunities for media buyers will be accepted and contracted. If the advertising revenue is not realized then the Company will not be able to maintain operations for a sufficient period of time for the other revenue sources to provide enough revenue for the Company to operate.

CONTROL BY OFFICERS AND DIRECTORS OVER AFFAIRS OF SHOWINTEL MAY OVERRIDE WISHES OF OTHER STOCKHOLDERS.

The Company's officer and director, David V. Lott, beneficially own approximately 50.39% of the outstanding shares of Showintel's common stock. As a result, Mr. Lott has the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for investors to effectuate control over the affairs of Showintel. Therefore, it should be assumed that David V. Lott, by virtue of his stock holdings, will be able to control the affairs and policies of Showintel.

In addition, all decisions with respect to the management of Showintel will be made exclusively by David V. Lott. Investors will only have rights associated with stockholders to make decisions effecting Showintel. The success of Showintel, to a large extent, will depend on the quality of the directors and officers of Showintel. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of management to David V. Lott and any future officers and directors.

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY.

Showintel has had limited operations since its organization and remains a "start-up" or "development stage" company. We have no history of operations with which to evaluate our business experience. Should you purchase shares in Showintel, your investment is in a high risk venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY COMPANY.

The articles of incorporation of Showintel provide that the personal liability of a director or officer of Showintel to Showintel or the Shareholders for damages for breach of fiduciary duty as a director or officer shall be limited to acts or omissions which involve intentional misconduct, fraud or a knowing violation of law. In addition, the articles and the bylaws of Showintel provide for indemnification of officers and directors of Showintel. Also, the Nevada Revised Statutes provide for permissive indemnification of officers and directors and Showintel may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by Showintel in covering any liability of such persons or in indemnifying them.

POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF COMPANY.

David Lott may have other interests to which he devotes his time, either individually or through partnerships and corporations in which he has or may have an interest, hold an office, or serve on boards of directors, and he may continue to do so notwithstanding the fact that management time may be necessary to the business of Showintel. As a result, conflicts of interest may exist between Showintel and David Lott which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise of David Lott of such judgment as is consistent with his fiduciary duties to Showintel.

NO CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANAGEMENT OF COMPANY.

Holders of the shares of common stock of Multinet are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of Showintel, and the minority shareholders will not be able to elect a representative to Showintel's board of directors.

SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE.

All of the approximate 15,207,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Showintel, as defined, would be entitled to sell within any three- month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

COMPANY REQUIRES ADDITIONAL FUNDING IN ORDER TO BE SUCCESSFUL.

Showintel needs a minimum of six hundred thousand dollars ($600,000.00) for operations in 2003. The amount will allow the Company to meet operating expenses, install up to twenty (20) sites per month, and bring current account payables. Monthly operating costs are estimated at fifty thousand dollars ($50,000.00), with installation per theater ranging from two thousand to ten thousand dollars ($2,000.00 - $10,000.00) depending upon the availability of plasma screens in the theaters. Growth for Showintel would be severely limited under a reduced funding arrangement and continuation of operations may be jeopardized.

ITEM 2. DESCRIPTION OF PROPERTY

At its offices in Collierville, TN, Showintel owns approximately $113,670 of miscellaneous office furniture and equipment, including computers. Showintel also leases a 2650 square feet office (at $12.82. per square foot) The lease expires on Sept. 1, 2005. Showintel has an option to renew each lease for a period of five years.

ITEM 3. LEGAL PROCEEDINGS

There are three pending or threatened litigation matters related to Showintel Networks, Inc.

Pending in the State Court of Cherokee County, Georgia, is case number 02-SC-1082, styled D & D Management, Inc. v. Multinet International, Inc., d/b/a Showintel Networks, Inc., and David V. Lott, filed September 9, 2002. D & D Management, Inc. is alleging it entered into a loan agreement with the Company in February of 2002 for fifty-four thousand dollars ($54,000.00) which has not been repaid. The Company is defending on the basis that it issued D & D Management, Inc. a total of 89,000 shares in lieu of repayment and for settlement. D & D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered The Company is pursuing settlement negotiations and recognizes a potential liability of approximately twenty-five thousand dollars ($25,000.00). No known motions are outstanding and the matter remains pending.

There is litigation threatened regarding Clickplay, Inc. Clickplay, Inc. has alleged claims against the Company for non-payment of deposits related to a consulting services agreement. The Company was unable to secure adequate financial backing to engage Clickplay, Inc. and no services were rendered by Clickplay, Inc. However, Clickplay, Inc. claims deposits totaling ninety-three thousand dollars ($93,000.00) remain due. Clickplay, Inc. filed suit February 19, 2002, in the Circuit Court of Tennessee for the Thirtieth Judicial Circuit at Memphis in an action styled Clickplay, Inc. v. Showintel, Inc., case number 00092502D.5AD. A default judgment was entered in favor of Clickplay, Inc. against Showintel, Inc., however, execution of the judgment upon the Company has not occurred due to jurisdictional defects stemming from the misidentification of the defendant. The Company intends to fully defend against the claim upon all available grounds.

Litigation is threatened by Erik Nelson, former officer of the Company, for alleged unpaid consulting services totaling sixteen thousand eight hundred dollars ($16,800.00). To date the Company has not been served with legal process and the claim is merely threatened. The Company intends to fully defend against the claim upon all available grounds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2002.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "SWNW". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by The Pink Sheets, L.L.C. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                 Closing Bid
Date                          -----------------
2002                          High          Low
----                          ----          ---

July 1 Thru Sept. 30          $.27          $.04

Oct. 1 Thru Dec. 31           $.22          $.05

As of May 23, 2003, Showintel had eighty (80) stockholders of record of the common shares outstanding. The Company has never declared or paid dividends on our Common Stock.

The Company intends to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

A. RESULTS OF OPERATIONS

REVENUES

The Company realized no revenues from operations during the fourth quarter of 2002 and has no revenues for the 2002 year. The Company received initial funding from LaJolla Cove Investors, Inc., on July of 2002. This infusion of capital allowed the Company to begin installation of the Showintel Network systems into sixteen theaters. However, installation and broadband connectivity were not completed until the last week of September, and as a result, revenue did not meet expectations in the fourth quarter. The Company continues to seek additional capital to allow the completion of installation into 48 theaters currently under contract and for continued expansion. The Company, together with its associates Channel M, Cinema Screen Media, and Pot-O-Gold Productions, collectively have contracts for approximately eight hundred sites.

The Company realized no interest income, but recorded accured interest in the amount of $4,769.00 for the year from a note receivable issued to SeeSaw Communications on July 16, 2001.

The Company also realized proceeds of $3,000.00 from financing activities.

EXPENSES

Total expenses from continuing operations was $1,282,897 for 2002, as compared with losses of $698,767 for the period from April 19, 2001, through December 31, 2001. Most of the expenses were for consultant fees in the amount of $723,442 which have been paid by the issuance of common restricted stock in the company. The company booked depreciation of $23,773. A large portion of the general expenses were related to the development of the network media management operations of Showintel Networks, Inc.

NET LOSS

On a pre-tax basis, we had a net loss of $1,981,664 in 2002 from continuing operations. The 2002 loss per common share from continuing operations, basic and diluted, was $.07 per share.

B. LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit, and at December 31, 2002, has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2003 unless adequate capital funding is obtained. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow.

Historically, the Company has sustained its operations primarily from the use of management's personal financial resources. The Company is seeking sources of financing from several public or private equity or debt offerings. The Company anticipates an additional $600,000 is required to compete installation of the network for operations. Approximately $9,000 is presently available. The Company expects to realize revenue from advertising in the amount of $250,000 beginning in July, 2003.

ITEM 7. FINANCIAL STATEMENTS

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

        (With Report of Independent Certified Public Accountants Thereon)

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

Report of Independent Certified Public Accountants                            22

Consolidated financial statements
  Consolidated balance sheet                                                  23
  Consolidated statements of operations                                       24
  Consolidated statement of stockholders' equity                              25
  Consolidated statements of cash flows                                       26
  Notes to consolidated financial statements                                  27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Showintel Networks, Inc.
(Formerly Multinet International Corporation, Inc.)
(A Development Stage Company)
Collierville, Tennessee

We have  audited  the  accompanying  consolidated  balance  sheet  of  Showintel
Networks, Inc. (Formerly Multinet International Corporation, Inc.) (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002, the period from April 19, 2001 (Date of Inception of Showintel Networks, Inc.) through December 31, 2001, and the period from April 19, 2001 (Date of Inception of Showintel Networks, Inc.) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showintel Networks, Inc. as of December 31, 2002, and the consolidated results of its activities and cash flows for the year ended December 31, 2002, the period from April 19, 2001 (Date of Inception of Showintel Networks, Inc.) through December 31, 2001, and the period from April 19, 2001 (Date of Inception of Showintel Networks, Inc.) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
March 25, 2003
Las Vegas, Nevada

                            SHOWINTEL NETWORKS, INC.
              (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2002

                                     ASSETS

Current assets
   Cash                                                             $     2,120
   Accounts receivable                                                   19,300
   Interest receivable                                                    4,769
                                                                    -----------
      Total current assets                                               26,189

Fixed assets, net                                                       113,670

Goodwill                                                                 36,565
Note receivable                                                          86,500
                                                                    -----------

   Total assets                                                     $   262,924
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                            $   153,659
   Loan payable                                                          25,000
   Due to stockholder                                                    42,555
                                                                    -----------
      Total current liabilities                                         221,214

Total liabilities                                                       221,214

Commitments and contingencies                                                --

Stockholders' equity
   Common stock - $.001 par value, 100,000,000 shares
      authorized, 28,894,001 shares issued and outstanding               28,894
   Additional paid-in capital                                         2,728,265
   Prepaid expenses                                                     (35,018)
   Accumulated deficit                                               (2,680,431)
                                                                    -----------
      Total stockholders' equity                                         41,710
                                                                    -----------

   Total liabilities and stockholders' equity                       $   262,924
                                                                    ===========

          See Accompanying Notes to Consolidated Financial Statements

                            SHOWINTEL NETWORKS, INC.
              (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Period        For the Period
                                                      For the Year     From April 19, 2001   From April 19, 2001
                                                         Ended         (Inception) through   (Inception) through
                                                   December 31, 2002    December 31, 2001     December 31, 2002
                                                   -----------------    -----------------     -----------------
Revenue                                              $      32,867        $          --         $      32,867

Cost of revenue                                             24,131                   --                24,131
                                                     -------------        -------------         -------------

Gross profit                                                 8,736                   --                 8,736

General and administrative expenses
    Consulting fees                                      1,646,719              451,005             2,097,724
    Depreciation                                            19,236                6,880                26,116
    Other general and administrative expenses              323,285              220,152               543,437
                                                     -------------        -------------         -------------

      Total general and administrative expenses          1,989,240              678,037             2,667,277
                                                     -------------        -------------         -------------

Loss from operations                                    (1,980,504)            (678,037)           (2,658,541)

Other income (expense)
    Interest income                                          3,395                1,374                 4,769
    Gain on sale of fixed asset                              1,123                   --                 1,123
    Interest expense                                        (5,678)             (22,104)              (27,782)
                                                     -------------        -------------         -------------

Loss before provision for income taxes                  (1,981,664)            (698,767)           (2,680,431)

Income tax provisions                                           --                   --                    --
                                                     -------------        -------------         -------------

Net loss                                             $  (1,981,664)       $    (698,767)        $  (2,680,431)
                                                     =============        =============         =============

Basic and diluted loss per common share              $       (0.09)       $       (0.04)        $       (0.14)
                                                     =============        =============         =============
Basic and diluted weighted average
    common shares outstanding                           23,378,738           18,845,611            20,608,240
                                                     =============        =============         =============

          See Accompanying Notes to Consolidated Financial Statements

                            SHOWINTEL NETWORKS, INC.
              (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common stock
                                           --------------------------    Additional     Prepaid                         Total
                                              Number                       Paid-in     Consulting     Accumulated    Stockholders'
                                            of Shares       Amount         capital      Services        Deficit         Equity
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance, April 19, 2001 (Date of
  Inception of Showintel
  Networks, Inc.)                                   --    $        --    $        --   $        --    $        --    $        --

Common stock issued in April 2001
   to a founder for cash,
   $0.0165 per share                        15,000,000         15,000        232,725            --             --        247,725

Common stock issued in April 2001
   to a founder for services,
   $0.0165 per share                         3,000,000          3,000         46,500            --             --         49,500

Common stock issued in September 2001
  for the acquisition of Multinet
  International Corporation, Inc.,
  $.001 per share                            2,431,000          2,431             --            --             --          2,431

Issuance of warrants in November 2001 for
  1,000,000 shares of common stock to a
  consultant with a weighted average
  exercise price of $1.00                           --             --        350,000      (291,666)            --         58,334

Net loss                                            --             --             --            --       (698,767)      (698,767)
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 2001                  20,431,000         20,431        629,225      (291,666)      (698,767)      (340,777)

Common stock issued for prepaid
   consulting services, $0.65 per share        760,000            760        493,240      (494,000)            --             --

600,000 shares of common stock given to
   various consultants by the
   President/stockholder to satisfy
   consulting agreements, valued at
   $0.65 per share in exchange for
   stock payable                                    --             --             --      (535,950)            --       (535,950)

Issuances of common stock to various
   consultants with a weighted average
   exercise price of $0.08 per share         1,100,000          1,100         83,900       (85,000)            --             --

Issuance of common stock for services          905,000            905        315,845            --             --        316,750

Issuenace of warrants for 500,000
   shares of common stock to various
   consultants with a weighted average
   exercise price of $0.65                          --             --         25,000       (25,000)            --             --

Expensed portion of prepaid
   consulting services                              --             --             --     1,396,598             --      1,396,598

Issuance of common stock related to
   exercise of warrants at $0.50
   per share                                    10,000             10          4,990            --             --          5,000

Issuance of common stock for cash,
   $0.10 per share                             150,000            150         14,850            --             --         15,000

Issuance of common stock for cash,
   $0.10 per share net of offering
   costs of $20,000                          2,000,000          2,000        178,000            --             --        180,000

Issuance of common stock for
   promissory note receivable,
   $0.10 per share                             200,000            200         19,800            --             --         20,000

Issuance of common stock for
   acquisition of Uniguest                     500,000            500         32,000            --             --         32,500

Issuance of common stock in
   satisfaction of stock
   payable - related party                     600,000            600        535,350            --             --        535,950

Issuance of common stock in
   satisfaction of due to
   stockholder                               2,000,000          2,000        321,303            --             --        323,303

Issuance of common stock in
   satisfaction of loan payable                600,000            600         74,400            --             --         75,000

Cancellation of common stock                  (362,000)          (362)           362            --             --             --

Net loss                                            --             --             --            --     (1,981,664)    (1,981,664)
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 2002                  28,894,000    $    28,894    $ 2,728,265   $   (35,018)   $(2,680,431)   $    41,710
                                           ===========    ===========    ===========   ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                    MULTINET INTERNATIONAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Period        For the Period
                                                                        For the Year      From April 19, 2001   From April 19, 2001
                                                                           Ended          (Inception) through   (Inception) through
                                                                      December 31, 2002    December 31, 2001     December 31, 2002
                                                                      -----------------    -----------------     -----------------
Cash flows from operating activities:
    Net loss                                                             $(1,981,664)         $ (698,767)            (2,680,431)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Stock based compensation                                             1,713,348             110,265              1,823,613
      Depreciation                                                            19,236               6,880                 26,116
      Gain on sale of fixed assets                                            (1,123)                 --                 (1,123)
    Changes in operating assets and liabilities:
      Change in accounts receivable                                          (19,300)                 --                (19,300)
      Change in interest receivable                                           (3,395)             (1,374)                (4,769)
      Change in prepaid expenses                                               2,827              (2,827)                    --
      Change in deposit                                                        1,435              (1,435)                    --
      Change in accounts payable and accrued expenses                        113,041              35,488                148,529
      Change in due to stockholder                                            93,693              22,104                115,797
      Change in stocks payable to consultants                               (119,156)            119,156                     --
                                                                         -----------          ----------            -----------
        Net cash used by operating activities                               (181,058)           (410,510)              (591,568)

Cash flows from investing activities:
    Loan made related to note receivable                                     (26,500)            (40,000)               (66,500)
    Sale of fixed assets                                                       3,950                  --                  3,950
    Purchase of fixed assets                                                 (94,272)            (47,276)              (141,548)
                                                                         -----------          ----------            -----------
        Net cash used by investing activities                               (116,822)            (87,276)              (204,098)

Cash flows from financing activities:
    Advances from stockholder                                                     --             250,061                250,061
    Proceeds from loan payable                                               100,000                  --                100,000
    Proceeds from issuance of common stock                                   200,000             247,725                447,725
                                                                         -----------          ----------            -----------
        Net cash provided by financing activities                            300,000             497,786                797,786
                                                                         -----------          ----------            -----------

Net increase in cash                                                           2,120                  --                  2,120

Cash, beginning of period                                                         --                  --                     --
                                                                         -----------          ----------            -----------

Cash, end of period                                                      $     2,120          $       --            $     2,120
                                                                         ===========          ==========            ===========
Supplementary cash flow information:
    Cash payments for income taxes                                       $        --          $       --            $        --
                                                                         ===========          ==========            ===========
    Cash payments for interest                                           $        --          $       --            $        --
                                                                         ===========          ==========            ===========
Non-cash financing activities:
    Prepaid portion of consulting agreement related to issuance
      of warrants for 1,000,000 shares of common stock                   $        --          $  291,666            $   291,666
                                                                         ===========          ==========            ===========
    Issuance of 4,431,000 shares of common stock for the
      acquisition of Multinet International Corporation, Inc.            $        --          $    4,431            $     4,431
                                                                         ===========          ==========            ===========
    Prepaid portion of consulting agreement related to issuance
      of 760,000 shares of common stock                                  $   494,000          $       --            $   494,000
                                                                         ===========          ==========            ===========
    Prepaid portion of consulting agreement related to
      600,000 shares of common stock given by President/shareholder
      to satisfy consulting  agreement in excange for stock payable      $   535,950          $       --            $   535,950
                                                                         ===========          ==========            ===========
    Prepaid portion of consulting agreement related to issuance
      of 1,100,000 shares of common stock                                $    85,000          $       --            $    85,000
                                                                         ===========          ==========            ===========
    Prepaid portion of consulting agreement related to issuance of warrants for 500,000 shares of common stock to
      consultant                                                         $    25,000          $       --            $    25,000
                                                                         ===========          ==========            ===========
    Issuance of 200,000 shares of common stock for
      promissory note receivable                                         $    20,000          $       --            $    20,000
                                                                         ===========          ==========            ===========
    Issuance of 500,000 shares of common stock for
      acquisition of Uniguest                                            $    32,500          $       --            $    32,500
                                                                         ===========          ==========            ===========
    Issuance of 600,000 shares of common stock in
      satisfaction of stock payable - related party                      $   535,950          $       --            $   535,950
                                                                         ===========          ==========            ===========
    Issuance of 2,000,000 shares of common stock in
      satisfaction of due to stockholder                                 $   323,303          $       --            $   323,303
                                                                         ===========          ==========            ===========
    Issuace of 600,000 shares of common stock in
      satisfaction of loan payable                                       $    75,000          $       --            $    75,000
                                                                         ===========          ==========            ===========

          See Accompanying Notes to Consolidated Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

     DESCRIPTION OF BUSINESS - Showintel Networks, Inc. (Formerly Multinet International Corporation, Inc.) (hereinafter referred to as the "Company" or "Showintel") is a development stage company that plans to provide video-streaming technology to consumers and the entertainment industry. It is the Company's intention to develop the necessary infrastructure to deliver the video-streaming technology for profitable commercialization through internal development and licensing agreements with other companies to market and deploy products and services resulting from the Company's technology applications.

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

     Prior to the Showintel Transaction, Multinet International Corporation, Inc. operated a convenience store through Nikky D Corporation, a wholly owned subsidiary. In September 2001, the Company divested itself of Nikky
     D. Corporation. Multinet International Corporation, Inc. has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement No. 29. As a result of this divestiture, the Company became a non-operational public company.

     On September 1, 2002, the Company purchased all outstanding capital of Uniguest of Tennessee, Inc. ("UGT"), a Tennesse Corporation, in consideration of 500,000 shares of the Company's common stock. UGT installs and operates Public Internet Access Terminals primarily in hotels throughout the country. (See Note 2)

     GOING CONCERN - The Company incurred a net loss of approximately $2,680,000 for the period from April 19, 2001 (Inception) through December 31, 2002. The Company's current liabilities exceed its current assets by approximately $195,000 as of December 31, 2002. The Company's net cash used from operating activities approximated $181,000 during 2002. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

     BUSINESS AQUISITION - The business acquisition has been accounted for under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business' purchase price over the fair value of its tangible and identifiable intangible assets is then included in goodwill in the accompanying consolidated balance sheet.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

     GOODWILL AND INTANGIBLE ASSETS - Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include ATM network and processing operations.

     SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during 2002, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Prior to January 1, 2002, the Company had no goodwill.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

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

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

     INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     As of December 31, 2002, the Company has available net operating loss carryforwards that will expire in various periods through 2022. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

     ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $7,500 for the year ended December 31, 2002, and $-- for the period from April 19, 2001 (Inception) through December 31, 2001.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

     STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The Company issued no stock, neither granted warrants or options, to employees for compensation for the years ended 2002 and the period from April 19, 2001 (Date of Inception) through December 31, 2001.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

     EXPENSES OF OFFERING - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

2.   BUSINESS ACQUISITION

     UNIGUEST OF TENNESSEE, INC. - In September 2002, the Company acquired 100% of the outstanding capital stock of Uniguest of Tennessee, Inc. ("UGT Transaction"), as previously discussed in Note 1, in consideration of 500,000 shares of the Company's common stock totaling $32,500. Pursuant to the UGT Transaction, a former stockholder of UGT is entitled to receive 30,000 shares of the Company's common stock for each installation and operation of the UGT Public Internet Access Terminal in 10 specific cities. Finally, the Company will issue an additional 300,000 shares of common stock for the development and successful testing of a beta system for in-room entertainment for the hospitality industry.

     This acquisition was recorded using the purchase method of accounting under APB No. 16. The Company will account for its 100% ownership interest in UGT using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward. At the date of the acquisition, UGT had a deficit equity balance totaling $4,065 therefore the purchase price amount in excess of fair value of net assets was allocated to goodwill totaling $36,565.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   FIXED ASSETS

     Fixed assets consist of the following as of December 31, 2002:

         Equipment                                    $ 119,325
         Furniture and fixtures                          16,358
         Leasehold equipment                              1,760
                                                      ---------
                                                        137,443
         Less: accumulated depreciation                  23,773
                                                      ---------

         Fixed assets, net                            $ 113,670
                                                      =========

4.   GOODWILL

     Goodwill totaling $36,565 consists of the purchase price amount in excess of fair value of net assets related to the acquisition of Uniguest of Tennessee, Inc. (see Note 2).

5.   NOTE RECEIVABLE

     On July 16, 2001, the Company entered into an agreement to loan a principal sum, with a maximum of $500,000, to See/Saw Communications, Inc., in exchange for a convertible promissory note, which is convertible to a 10-15% membership interest in the entity. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see
     Note 8 and 9 for other transactions entered into with See/Saw Communications, Inc. The percentage of membership interest would be determined by the exercise date based upon the loan amount outstanding, with conversion rights executed before February 22, 2003, resulting up to a 10% interest and execution after the said date would result up to a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of December 31, 2002, the Company had loaned $86,500 to this entity and recorded accrued interest of $4,769.

6.   DUE TO STOCKHOLDER

     Due to stockholder totaling $42,555 as of December 31, 2002 consisted of the following:

         Accrued wages for the Company's
           President and majority stockholder         $  21,000
         Unreimbursed expenses to the Company's
           President and majority stockholder            21,555
                                                      ---------

                                                      $  42,555
                                                      =========

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   RELATED PARTY TRANSACTIONS

     On January 18, 2002, the Company entered into a management consulting agreement with several officers of See/Saw Communications, Inc. The President of See/Saw Communications, Inc. serves as a Advisory Board Member for the Company, see Note 3. The agreement provides for strategic planning and general business services for a period of one year in consideration of 760,000 shares of the Company's common stock, to include 330,000 shares to the President of See/Saw Communications, Inc. The Company has valued this transaction at $494,000 or $0.65 per share which has been expensed during the year ended December 31, 2002.

     During the six month period ended June 30, 2002, the Company's President/stockholder had given 600,000 shares of the Company's common stock owned by him to various consultants for payment on consulting agreements entered into during 2001. The value of the shares at the consummation of these agreements were $0.65 per share which the Company has recorded a stock payable-related party totaling $535,950 for these shares to be issued in the future to the Company's President/stockholder as replacement. The Company has expensed $416,794 for the year ended December 31, 2002 and $119,156 for the year ended December 31, 2001 for a total accumulated expense of $535,950 as of December 31, 2002. During November 2002, the Company issued 600,000 shares of its common stock to the President/stockholder of the Company in satisfaction of the stock payable-related.

     During November 2002, the Company issued 2,000,000 shares of its common stock to the President/stockholder of the Company in satisfaction of due to stockholder totaling $323,303.

8.   CONSULTING SERVICES

     In October 2001, the Company entered into a consulting agreement with a company to provide financial public relations service for a period of twelve months in consideration for 250,000 restricted shares of it's common stock valued at $432,000. The Company valued this transaction by taking the average closing stock price five days before and after the date of the consulting agreement and then discounting by 10%. The Company believes that a 10% discount is appropriate considering the length of time for this consultant to have the ability to sell such shares in the future as a result of the restricted nature of the common stock and minimal historical daily trading volume for its common stock. The Company has recorded consulting expenses for $331,219 for the year ended December 31, 2002 and $100,781 for the period from April 19, 2001 through December 31, 2001 for a cumulative total of $432,000 as of December 31, 2002.

     In November 2001, the Company entered into a consulting agreement with a company to provide investor relations and advisory services for a period of twelve months in consideration for 350,000 restricted shares of it's common stock valued at $103,950. The Company valued this transaction by taking the average closing stock price five days before and after the date of the consulting agreement and then discounting by 10%. The Company believes that a 10% discount is appropriate considering the length of time for this consultant to have the ability to sell such shares in the future as a result of the restricted nature of the common stock and minimal historical daily trading volume for its common stock. The Company has recorded consulting expenses for $85,575 for the year ended December 31, 2002 and $18,375 for the period from April 19, 2001 through December 31, 2001 for a cumulative total of $103,950 as of December 31, 2002.

     In November 2001, the Company entered into a consulting agreement with a company to provide corporate finance and advisory services for a period of twelve months in consideration for warrants to purchase 1,000,000 shares of the Company's common stock with a weighted average exercise price of $1.00. The Company has valued this transaction at $350,000 in accordance with SFAS No. 123. The Company has recorded consulting expenses for $291,666 for the year ended December 31, 2002 and $58,334 for the period from April 19, 2001 through December 31, 2001 for a cumulative total of $350,000 as of December 31, 2002.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   CONSULTING SERVICES (continued)

     In May 2002, the Company issued 905,000 shares of the Company's common stock to various consultants for services valued at $316,750. The Company has recorded this transaction as consulting expense for the year ended December 31, 2002.

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

     In September 2002, the Company entered into a consulting agreement with a company to provide investor relations for a period of twelve months in consideration of 300,000 shares of the Company's common stock and warrants to purchase 200,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of December 31, 2002. The Company has recorded expenses for $7,291 for the year ended December 31, 2002. The remaining amount of $17,709 has been included as part of prepaid consulting services totaling $35,018 as of September 30, 2002 and will be expenses over the remaining life of the agreement.

     In September 2002, the Company entered into a consulting agreement with a company to provide consulting and public relations for a period of thirteen months in consideration of 200,000 shares of the Company's common stock and warrants to purchase 300,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of September 30, 2002. The Company has recorded expenses for $7,691 for the year ended December 31, 2002. The remaining amount of $17,309 has been included as part of prepaid consulting services totaling $35,018 as of September 30, 2002 and will be expenses over the remaining life of the agreement.

9.   STOCKHOLDERS' EQUITY

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

     In March and April 2002, the Company issued 760,000 shares of its common stock to various individuals of the See/Saw Communications, Inc. as discussed in Note 7.

     In May 2002, the Company issued 905,000 shares of its common stock to various consultants for consulting expense valued at $316,750.

     In June 2002, the Company issued 10,000 shares of its common stock related to the exercise of warrants at $0.50 per share.

     In July 2002, the Company issued 150,000 shares of its common stock for cash at $0.10 per share.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   STOCKHOLDERS' EQUITY (continued)

     STOCK ISSUANCES (CONTINUED) - In July 2002, the Company issued 2,000,000 shares of its common stock for cash at $0.10 per share, net of offering cost of $20,000, through a common stock purchase agreement ("Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, a provision provides for a put and call right. The put right gives the purchaser the right to sell all or portion of the common stock for a cash price of $0.19 per share during the period from April 3, 2003 through July 3, 2003. The call right gives the Company the right to purchase all or portion of the common stock for a cash price of $0.20 during the period from the date of the agreement through April 3, 2003. The Company's President and majority shareholder has personally guaranteed the provisions of the put right within the agreement in the event the Company's stock value is less than the required purchase price.

     In August and September 2002, the Company issued 1,100,000 shares of its common stock to various consultants for consulting expense valued at $85,000.

     In September 2002, the Company issued 200,000 shares of its common stock for a note receivable totaling $20,000. The Company determined that the note was uncollectible and wrote off the entire balance for the year ended December 31, 2002.

     In November 2002, the Company issued 500,000 shares of its common stock for the acquisitions of Uniguest of Tennesse, Inc., as discussed in Note 2.

     In November 2002, the Company issued 2,000,000 and 600,00 shares of its common stock to the President/stockholder of the Company in satisfaction of due to stockholder and stock payable-related party, respectively, as discussed in Note 7.

     In November 2002, the President/stockholder returned 362,000 shares of common stock to the Company which the Company cancelled.

     STOCK WARRANTS - As discussed in Note 8, the Company issued warrants to a consultant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.50 and $1.50, respectively. These warrants were exercisable upon issuance and expire November 12, 2004. The following table summarizes the Company's stock warrants activity:

                                                      NUMBER        WEIGHTED
                                                        OF           AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                    ----------   --------------
         Balance, April 19, 2001                            --           --
              Warrants granted and assumed           1,000,000         1.00
              Warrants expired                              --           --
              Warrants canceled                             --           --
              Warrants exercised                            --           --
                                                    ----------       ------

         Balance, December 31, 2001                  1,000,000         1.00
              Warrants granted and assumed             500,000         0.65
              Warrants expired                              --           --
              Warrants canceled                             --           --
              Warrants exercised                        10,000         0.50
                                                    ----------       ------

         Balance, December 31, 2001                  1,490,000       $ 0.72
                                                    ==========       ======

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   STOCKHOLDERS' EQUITY (continued)

     STOCK WARRANTS (CONTINUED) - The Company estimates the fair value of these warrants granted to the consultant by using the Black-Scholes option pricing-model with the following assumptions used for grants and 2002 using specific grant dates; no dividend yield; expected volatility of 428.19%; risk free interest rates of 2.52%; and expected lives of 2 years for all non-employee stock warrants. Accordingly, the Company valued the consulting services under SFAS No. 123 relating to the warrants that became exercisable upon grant in 2002 and 2001 for $25,000 and $350,000, respectively. The Company expensed $299,196 for the year ended December 31, 2002 and $58,334 for the period from April 19, 2001 (Inception) through December 31, 2001, for a cumulative total of $357,530. The remaining amount of $17,470 has been included as part of prepaid consulting services totaling $35,018 as of December 31, 2002 and will be expensed over the remaining life of the agreement.

     The following table summarizes information about warrants granted during the year ended December 31, 2002:

                                EXERCISE PRICE
                              EQUALS, EXCEEDS OR
             NUMBER OF         IS LESS THAN MKT.                           WEIGHTED         WEIGHTED
         WARRANTS GRANTED       PRICE OF STOCK           AVERAGE           RANGE OF         AVERAGE
            DURING 2002         ON GRANT DATE        EXERCISE PRICE     EXERCISE PRICE     FAIR VALUE
            -----------         -------------        --------------     --------------     ----------
                   --               Equals               $   --        $   -- to $   --      $   --
              500,000              Exceeds               $ 0.65        $ 0.25 to $ 0.50      $ 0.05
                   --             Less Than              $   --        $   -- to $   --      $   --
             --------                                    ------        ----------------      ------

              500,000                                    $ 0.65        $ 0.25 to $ 0.50      $ 0.05
             ========                                    ======        ================      ======

     The following table summarizes information about warrants granted for the period from April 19, 2001 (Inception) through December 31, 2001:

                                EXERCISE PRICE
                              EQUALS, EXCEEDS OR
             NUMBER OF         IS LESS THAN MKT.                           WEIGHTED         WEIGHTED
         WARRANTS GRANTED       PRICE OF STOCK           AVERAGE           RANGE OF         AVERAGE
            DURING 2002         ON GRANT DATE        EXERCISE PRICE     EXERCISE PRICE     FAIR VALUE
            -----------         -------------        --------------     --------------     ----------
                    --              Equals               $   --        $   -- to $   --      $   --
             1,000,000             Exceeds               $ 1.00        $ 1.00 to $ 1.00      $ 0.35
                    --            Less Than              $   --        $   -- to $   --      $   --
            ----------                                   ------        ----------------      ------

             1,000,000                                   $ 1.00        $ 1.00 to $ 1.00      $ 0.35
            ==========                                   ======        ================      ======

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS - During February 2002, a company alleged claims against the Company for non-payment related to a consulting services agreement. The Company was unable to secure adequate financing to engage the consultant and no services were rendered however the consultant claims payments totaling $93,000 remain due. A default judgement was entered un favor of the consultant however execution of the judgment has not occurred due to misidentification of the Company. The Company intends to fully defend against these claims.

     During September 2002, a company alledged it entered into a loan agreement with the Company during February 2002 totaling $54,000. The Company is defending on the basis the Company issued 89,000 shares of common stock in consideration of this balance. The Company is negotiating this balance and has recognized a liability of $25,000 as loan payable.

     OPERATING LEASE - The Company is subject to an operating lease for an office. Due to a default on the scheduled monthly payments the Company does not occupy the office space however may be subject to the terms under a non-cancelable operating lease if the space is not leased. For the period from April 19, 2001 through December 31, 2002, total rent expense for the leased office approximated $53,200.

     Future minimum rental payments required under the operating lease for the facility as of December 31, 2002 are as follows:

          YEAR
          2003                                            $  19,829
          2004                                               36,825
          2005                                               41,681
          2006                                               18,210
                                                          ---------

                                                          $ 116,544
                                                          =========

11.  SUBSEQUENT EVENTS

     During February 2003, the Company issued 177,000 shares of the Company's common stock in consideration of consulting services totaling $19,470.

     During February 2003, the Company issued 300,000 shares of the Company's common stock to a consultant in consideration of services totaling $30,000.

     During March 2003, the Company issued 200,000 shares of the Company's common stock to a consultant in consideration of services totaling $20,000.

     During March 2003, the Company issued 30,000 shares of the Company's common stock in consideration of $3,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age, and respective position David Lott, the sole officer and director of Showintel is set forth below. Mr. Lott shall serve until the next annual meeting of Showintel stockholders or until other officers and directors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Showintel's affairs. Legal proceedings involving David Lott are as disussed above at Item 3.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, Form 5 with respect to fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that Mr. Lott inadvertently failed to file a Form 4 reflecting changes in beneficial ownership. Such forms are now in the process of being prepared for filing with the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

                                          Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------
                                             Annual compensation                       Long Term compensation
                                       -------------------------------  -----------------------------------------------------
                                                                                  Awards                     Payouts
                                                                        --------------------------   ------------------------
                                                                        Restricted     Securities
                                                          Other annual    stock        underlying      LTIP       All other
    Name and principal                 Salary    Bonus    compensation   award(s)     options/SARs    payouts    compensation
         position            Year        ($)      ($)         ($)          ($)            (#)           ($)          ($)
           (a)                (b)        (c)      (d)         (e)          (f)            (g)           (h)          (i)
-------------------------    -----     ------    -----    ------------  ----------    ------------    -------    ------------
David V Lott.  (sole          2002        0        0           0         2,000,000         0             0            0
Officer and Director)                              0           0                 0         0             0            0

EMPLOYMENT AGREEMENT.

At the filing of this document there are no written employment agreements in place.

OTHER COMPENSATION.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of Showintel in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by Showintel. No remuneration is proposed to be paid in the future directly or indirectly by Showintel to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2002, with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of      Name and Address                  Amount of            Percent
 Class       of Beneficial Owner           Beneficial Ownership      of Class
 -----       -------------------           --------------------      --------

Common     David V. Lott Living                 15,207,000            50.39%
           Trust. (Officer/Director)
           1701 Tall Forrest Lane
           Collierville TN  38017

Common     Hope Christian                        1,800,000             5.96%
           Community Foundation
           5100 Poplar Avenue
           Suite 2412
           Memphis, TN 38137

Common     Mammoth Corporation                   2,500,000             8.28%
           1 First Bank Plaza
           Suite 205
           Lake Zurich, IL  60057

Common     LaJolla Cove Investors                2,000,000             6.63%
           7817 Herschel Avenue
           Suite 200
           LaJolla, CA  92037

Common     All Officers and Directors           15,207,000            50.39%
             as a Group

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two years, other than as set forth below, there has not been any transaction, or proposed transactions, to which Showintel was or is to be a party, in which any of the officers, directors, key employees, or 5% or greater shareholders, had or are to have a direct or indirect material interest.

(1) On November 17, 2002, restricted stock representing 2,000,000 was issued to David Lott at a price of approximately $.165 per share for the conversion and cancellation of debt in the amount of three hundred twenty-three thousand dollars ($323,000.00) owed to Mr. Lott for loans to the Company.

To the best of the Company's knowledge, there are no legal actions against any of the parties regarding Security violations, business or banking activities nor has any party filed bankruptcy.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8K

The following documents are hereby incorporated by reference in this 10KSB.

FINANCIALS

     a) Pro Forma Financials (Incorporated by reference in Company's 10QSB filing filed on 11/26/02)

     b) Audited Financials for December 31, 2001 (Included in Item 7 of this 10KSB filing)

EXHIBITS

 10.1 Master License Agreement between Minataur Productions, Inc. and Showintel Networks, Inc. (January 21, 2002, )

 99.1     Certification of David V. Lott

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SHOWINTEL NETWORKS, INC.


                                        By /s/ David V. Lott
                                           ----------------------------------
                                           David V. Lott,
                                           Sole Officer and Director.

Date: May 23, 2003

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
        (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                               UNITED STATES CODE)


I, David V. Lott, certify that:

1. I have reviewed this annual report on Form 10-KSB of Showintel Networks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003

/s/ David V. Lott
--------------------------
David V. Lott
President