Form 10QSB
period 2003-03-31
MULTINET INTERNATIONAL CORP INC
filed 2003-07-01
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: March 31, 2003.

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

[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 29,601,000

--------------------------------------------------------------------------------
TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I - FINANCIAL STATEMENTS

1. Financial Statements.....................................................

2. Management's Discussion and Analysis or Plan of Operation................

3. Controls and Procedures..................................................

PART II - OTHER INFORMATION

1. Legal Proceedings........................................................

2. Changes in Securities and Use of Proceeds................................

3. Defaults Upon Senior Securities..........................................

4. Submission of Matters to a Vote of Security Holders......................

5. Other Information........................................................

6. Exhibits and Reports on Form 8-K.........................................

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                             $        268
  Accounts receivable                                                    62,424
  Interest receivable                                                     4,769
                                                                   ------------
     Total current assets                                                67,461

Fixed assets, net                                                       106,893

Goodwill                                                                 36,565
Note receivable                                                          86,500
                                                                   ------------

     Total assets                                                  $    297,419
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                            $    184,755
  Loan payable                                                           50,000
  Due to stockholder                                                     76,477
                                                                   ------------
     Total current liabilities                                          311,232

Total liabilities                                                       311,232

Commitments and contingencies                                                --

Stockholders' deficit
  Common stock - $.001 par value, 100,000,000 shares
    authorized, 29,601,000 shares issued and outstanding                 29,601
  Additional paid-in capital                                          2,800,028
  Prepaid expenses                                                      (22,999)
  Accumulated deficit                                                (2,820,443)
                                                                   ------------
     Total stockholders' deficit                                        (13,813)
                                                                   ------------

  Total liabilities and stockholders' deficit                      $    297,419
                                                                   ============

           See Accompanying Notes to Consolidated Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   For the Period
                                                For the three   For the three    From April 19, 2001
                                                Months ended     Months ended    (Inception) through
                                               March 31, 2003   March 31, 2002     March 31, 2003
                                               --------------   --------------     --------------
Revenue                                         $     45,325     $      1,420       $     78,192

Cost of revenue                                       13,995               --             38,126
                                                ------------     ------------       ------------

Gross profit                                          31,330            1,420             40,066

General and administrative expenses
  Consulting fees                                    120,339          818,493          2,218,063
  Depreciation                                         6,778            8,959             32,894
  Other general and administrative expenses           42,920          298,865            586,357
                                                ------------     ------------       ------------

    Total general and administrative expenses        170,037        1,126,317          2,837,314
                                                ------------     ------------       ------------

Loss from operations                                (138,707)      (1,124,897)        (2,797,248)

Other income (expense)
  Interest income                                         --               --              4,769
  Gain on sale of fixed asset                             --               --              1,123
  Interest expense                                    (1,305)              --            (29,087)
                                                ------------     ------------       ------------

Loss before provision for income taxes              (140,012)      (1,124,897)        (2,820,443)

Income tax provisions                                     --               --                 --
                                                ------------     ------------       ------------

Net loss                                        $   (140,012)    $ (1,124,897)      $ (2,820,443)
                                                ============     ============       ============

Basic and diluted loss per common share         $      (0.01)    $      (0.06)      $      (0.14)
                                                ============     ============       ============

Basic and diluted weighted average
  common shares outstanding                       29,100,357       19,341,107         20,635,317
                                                ============     ============       ============

           See Accompanying Notes to Consolidated Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Common stock
                              ---------------------------    Additional       Prepaid                          Total
                                 Number                       Paid-in        Consulting     Accumulated     Stockholders'
                               of Shares        Amount        capital         Services        Deficit          Equity
                              ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2002    $ 28,894,000   $     28,894   $  2,728,265    $    (35,018)   $ (2,680,431)   $     41,710

Common stock issued for
consulting services, $0.11         177,000            177         19,293              --              --          19,470

Common stock issued for
consulting services, $0.10         300,000            300         29,700              --              --          30,000

Common stock issued for
consulting services, $0.10         200,000            200         19,800              --              --          20,000

Common stock issued for
cash, $0.10                         30,000             30          2,970              --              --           3,000

Expensed portion of prepaid
consulting services                     --             --             --          12,019              --          12,019

Net loss                                --             --             --              --        (140,012)       (140,012)
                              ------------   ------------   ------------    ------------    ------------    ------------

                              $ 29,601,000   $     29,601   $  2,800,028    $    (22,999)   $ (2,820,443)   $    (13,813)
                              ============   ============   ============    ============    ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENsED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Period        For the Period
                                                       For the Year    From April 19, 2001   From April 19, 2001
                                                          Period       (Inception) through   (Inception) through
                                                      March 31, 2003      March 31, 2002        March 31, 2003
                                                      --------------      --------------        --------------
Cash flows from operating activities:
  Net loss                                             $   (140,012)       $   (426,130)           (2,820,443)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock based compensation                                 81,489             344,988             1,905,102
    Depreciation                                              6,777               2,079                32,893
    Gain on sale of fixed assets                                 --                  --                (1,123)
  Changes in operating assets and liabilities:                                                             --
    Change in accounts receivable                           (43,124)                 --               (62,424)
    Change in interest receivable                                --                 (46)               (4,769)
    Change in prepaid expenses                                   --                  --                    --
    Change in deposit                                            --               2,827                    --
    Change in accounts payable and accrued expenses          31,096              31,317               179,625
    Change in due to stockholder                             14,862                  --               130,659
                                                       ------------        ------------          ------------
     Net cash used by operating activities                  (48,912)            (44,965)             (640,480)

Cash flows from investing activities:
  Loan made related to note receivable                           --             (25,000)              (66,500)
  Proceeds from sale of fixed assets                             --                  --                 3,950
  Purchase of fixed assets                                       --                  --              (141,548)
                                                       ------------        ------------          ------------
     Net cash used by investing activities                       --             (25,000)             (204,098)

Cash flows from financing activities:
  Advances from stockholder                                      --              69,965               250,061
  Proceeds from loan payable                                 44,060                  --               144,060
  Proceeds from issuance of common stock                      3,000                  --               450,725
                                                       ------------        ------------          ------------
     Net cash provided by financing activities               47,060              69,965               844,846
                                                       ------------        ------------          ------------

Net change in cash                                           (1,852)                 --                   268

Cash, beginning of period                                     2,120                  --                    --
                                                       ------------        ------------          ------------

Cash, end of period                                    $        268        $         --          $        268
                                                       ============        ============          ============
Supplementary cash flow information:
  Cash payments for income taxes                       $         --        $         --          $         --
                                                       ============        ============          ============
  Cash payments for interest                           $         --        $         --          $         --
                                                       ============        ============          ============

Non-cash financing activities:
  Prepaid portion of consulting agreement related
    to issuance of warrants for 1,000,000 shares
    of common stock                                    $         --        $    201,500          $    291,666
                                                       ============        ============          ============
  Issuance of 4,431,000 shares of common stock
    for the acquisition of Multinet International
    Corporation, Inc.                                  $         --        $         --          $      4,431
                                                       ============        ============          ============
  Prepaid portion of consulting agreement related
    to issuance of 760,000 shares of common stock      $         --        $         --          $    494,000
                                                       ============        ============          ============
  Prepaid portion of consulting agreement related
    to 600,000 shares of common stock given by
    President/shareholder to satisfy consulting
    agreement in excange for stock payable             $         --        $         --          $    535,950
                                                       ============        ============          ============
  Prepaid portion of consulting agreement related
    to issuance of 1,100,000 shares of common stock    $         --        $         --          $     85,000
                                                       ============        ============          ============
  Prepaid portion of consulting agreement related
    to issuance of warrants for 500,000 shares of
    common stock to consultant                         $         --        $         --          $     25,000
                                                       ============        ============          ============
  Issuance of 200,000 shares of common stock for
    promissory note receivable                         $         --        $         --          $     20,000
                                                       ============        ============          ============
  Issuance of 500,000 shares of common stock for
    acquisition of Uniguest                            $         --        $         --          $     32,500
                                                       ============        ============          ============
  Issuance of 600,000 shares of common stock in
    satisfaction of stock payable - related party      $         --        $         --          $    535,950
                                                       ============        ============          ============
  Issuance of 2,000,000 shares of common stock in
    satisfaction of due to stockholder                 $         --        $         --          $    323,303
                                                       ============        ============          ============
  Issuace of 600,000 shares of common stock in
    satisfaction of loan payable                       $         --        $         --          $     75,000
                                                       ============        ============          ============

           See Accompanying Notes to Consolidated Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of Showintel Networks, Inc. and its subsidiary. All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of the Company.

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

In October 2002, the Company changed its name from Multinet Intenational Corporation, Inc. to Showintel Networks, Inc.

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $2,820,400 for the period from April 19, 2001 (Date of Inception) through March 31, 2003. The Company's current liabilities exceed its current assets by approximately $243,800 as of March 31, 2003. The Company's net cash used by operating activities approximated $640,480 for the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through March 31, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - NOTE RECEIVABLE

On July 16, 2001, the Company entered into an agreement to loan a principal sum, with a maximum of $500,000, to See/Saw Communications, Inc., in exchange for a convertible promissory note, which is convertible to a 10-15% membership interest in the entity. The President of See/Saw Communications, Inc. serves as an Advisory Board Member for the Company, see Note 8. The percentage of membership interest would be determined by the exercise date based upon the loan amount outstanding, with conversion rights executed before February 22, 2003, resulting up to a 10% interest and execution after the said date would result up to a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of March 31, 2003, the Company loaned $86,500 to this entity and recorded interest receivable of $4,769.

NOTE 4 - DUE TO STOCKHOLDER

Due to stockholder totaling $57,417 as of March 31, 2003 consisted of the following:

     Unreimbursed expenses to the Company's
        President and majority stockholder                       $   15,417

     Loan from the Company's President
        and majority stockholder                                     19,060

     Accrued wages for the Company's
     President and majority stockholder                              42,000
                                                                 ----------

                                                                 $   76,477
                                                                 ==========

NOTE 5 - LOAN PAYABLE

In February 2003, the Company borrowed funds from a company totaling $15,000 maturing February 2004, unsecured, and bearing a simple interest rate of 9%.

In March 2003, the Company borrowed funds from an individual totaling $10,000 which is due on demand, unsecured, and bearing no interest.

During September 2002, a company alleged it entered into a loan agreement with the Company during February 2002 totaling $54,000. The Company is defending on the basis the Company issued 89,000 shares of common stock in consideration of this balance. The Company is negotiating this balance and has recognized a liability of $25,000 as loan payable.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - CONSULTING SERVICES

In September 2002, the Company entered into a consulting agreement with a company to provide investor relations for a period of twelve months in consideration of 300,000 shares of the Company's common stock and warrants to purchase 200,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of March 31, 2003. The Company has recorded expenses for $6,250 for the three months ended March 31, 2003. The remaining amount of $11,459 has been included as part of prepaid consulting services totaling $22,999 as of March 31, 2003 and will be expenses over the remaining life of the agreement.

In September 2002, the Company entered into a consulting agreement with a company to provide consulting and public relations for a period of thirteen months in consideration of 200,000 shares of the Company's common stock and warrants to purchase 300,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of March 31, 2003. The Company has recorded expenses for $5,769 for the three months ended March 31, 2003. The remaining amount of $11,540 has been included as part of prepaid consulting services totaling $22,999 as of March 31, 2003 and will be expenses over the remaining life of the agreement.

NOTE 7 - COMMON STOCK

In February 2003, the Company issued 177,000 shares of its common stock for services at $0.11 per share.

In February 2003, the Company issued 300,000 shares of its common stock for services at $0.10 per share.

In March 2003, the Company issued 200,000 shares of its common stock for services at $0.10 per share.

In March 2003, the Company issued 30,000 shares of its common stock for cash at $0.10 per share.

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

Showintel plans to generate revenues by selling and marketing the advertisement that is displayed on its network. The advertising is presented on multiple flat-panel, plasma screens installed by the company in theater lobbies. The flat-panel displays are typically located above the concession stands and the exits to the theater lobbies. These are considered to be the ideal locations to attract the attention of theater patrons who are entering and leaving the movie theater.

MARKET FOR SHOWINTEL NETWORKS, INC. AND INDUSTRY CONDITIONS

According to the Motion Picture Association, in 2002 the theater market encompassed 6,050 separate locations in the United States with 487 separate owners. There were 35,280 screens in these locations, of which only 124 were equipped with digital projection. Over $15 billion dollars was spent in 2002 on advertising in the theater with most of the revenue generated from on-screen ad placement. The lobby presentation of advertising is in its infancy with less than $50 million in total revenue in 2002.

Showintel has developed a proprietary system to digitally distribute advertisement and movie trailers via broadband connection for viewing in movie theater lobbies. The Content Management System ("CMS") developed by Showintel facilitates advertising and trailer content by the transmission of digital files, thus replacing the soon-to-be antiquated methodology of photographic slides and/or VCR tape.

The Showintel network replaces the old loop technology that uses VCR tapes and DVDs running in continuous loops. Traditionally, content providers such as producers and advertisers must present their materials to a production house 30-60 days in advance of a showing. The content must be incorporated into a playlist showing all the subject matter to be displayed during a specific time frame. Once the playlist is completed and the master file edited, the master is sent to a production house to be reproduced into VHS or DVD format and then sent out to the various businesses to be played on the house VCR or DVD player. The ability to replace this VCR loop tape system has made Showintel an attractive partner to strategic alliance partners Channel M and Cinema Screen Media.

Showintel created the content management system specifically to deliver and manage video content to individual or multiple locations simultaneously. Each remote location is managed separately from other locations. This is proprietary software created by Showintel for Showintel and is not available commercially to other parties. Showintel is currently upgrading the software and hardware systems to streamline the insertion of advertising content from the source providers and manage available inventory on a site-by-site basis. Upon the successful deployment of the upgrade, Showintel intends to apply for a patent on its content management system.

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

COMPETITION

The Company recognizes that delays in funding have created a window of opportunity for potential competitors to establish relationships in the industry. A continued delay in funding increases the likelihood that competitors may increase market share sufficiently to diminish the capacity of the Company to operate profitably.

LACK OF MARKET FOR MEDIA PLACEMENT

The Company has no assurance that the advertising opportunities for media buyers will be accepted and contracted. If advertising revenue is not realized, then the Company may not be able to maintain operations for sufficient time in order that other revenue sources allow the Company to operate.

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

EMPLOYEES

As of March 31, 2003, the Company had two employees.

David V. Lott, President, has worked full-time since the company's founding.

The Company hired John Fraier on a two month trial basis on March 15, 2003, to provide consulting services in regard to the Company's capitalization structure, business model evaluation and development, SEC compliance, and human resources development. Mr. Fraier was not retained after completion of the two month contractual term due to financial constraints upon the Company. Upon securing additional operational financing, the Company intends to re-hire Mr. Fraier, as well as additional employees as needed by company operations.

On March 15, 2003, the Company terminated Erik Nelson from his position as Secretary.

RESULTS OF OPERATIONS

A.   RESULTS OF OPERATIONS:

     REVENUES

     Total revenues from operations improved to $45,325 during first quarter 2003. The Company received initial funding from LaJolla Cove Investors, Inc., in July of 2002. This infusion of capital allowed the Company to begin installation of the Showintel Network systems into sixteen theaters. The Company has since the fourth quarter of 2002 completed installation into 48 theaters and continues to seek additional capital to provide for the completion of installation into theaters currently under contract. The Company, together with its associates Channel M, Cinema Screen Media, and Pot-O-Gold Productions, has contracts for approximately eight hundred sites.

     The Company realized no interest income in the first quarter of 2003. The Company realized proceeds of $47,060 from various financing activities.

     EXPENSES

     Total expenses from continuing operations were $170,037 for first quarter 2003. Expenses for consulting fees totaled $120,339. The company booked depreciation of $6,778. General and administrative expenses decreased to $42,920. Large portions of the general expenses were related to the development of the network media management operations of Showintel Networks, Inc. The company s maintains a tight control on expenditures that are not capital related.

     OPERATING LOSS

     On a pre-tax basis, the company had a loss of $140,012 for the quarter ending March 31, 2003, from continuing operations. Loss per common share from continuing operations, basic and diluted, was $.01 per share.

B.   LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, and has a working capital deficit as of March 31, 2003. Management believes such losses and negative operating cash flows will continue for the balance of the fiscal year 2003 unless adequate capital funding is obtained. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company continues to seek additional financing, however, there is no assurance the Company will obtain additional financing or achieve profitable operations or cash flow.

     Historically, the Company has sustained its operations primarily from the use of management's personal financial resources. The Company is seeking financing from public and private equity or debt offerings. The current state of potential sources of funding is as follows:

     On January 21, 2003, the Company and Minataur Productions, Inc., known as Channel M, entered into a master agreement whereby the companies will co-market advertising and networking in theater lobbies under contract with Channel M. Channel M currently provides video content to over 400 theater sites nationwide. The Company will provide digital media management services for advertising, trailers, and other content to selected Channel M sites. Both companies will market for advertising revenue and will share revenues.

     On March 12, 2003, the Company executed a private placement of 30,000 restricted shares at $.10 per share to an individual investor.

ITEM 3. CONTROLS AND PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures by David V. Lott, the Company's President, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           ITEM II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

INTEL TRADEMARK LAWSUIT

     On January 15, 2003, the Company entered into a settlement agreement with Intel Corporation, thereby resolving the lawsuit filed by Intel Corporation in the U.S. District for the Northern District of Illinois, Eastern Division. Under the terms of the settlement, the Company is to cease and refrain from use of the name and mark "Showintel" anywhere in the world and provide proof of compliance to Intel Corporation by April 15, 2003. The Company is in the process of amending its corporate charter and filing all necessary forms and documents to effectuate the change in corporate name. Intel Corporation filed a Stipulation of Dismissal with the Clerk of the U.S. District Court for the Northern District of Illinois, Eastern Division, on February 26, 2003. The Court entered its Stipulated Order of Dismissal Without Prejudice on March 10, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 13, 2003, 177,000 shares were issued to Market Pathways, a market development and research company, pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued for services in the amount of $15,000. The shares are restricted as to resale under Rule 144.

     On March 12, 2003, 30,000 shares were sold to Leslie Nelson for a total of $3,000. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933. The proceeds have been used for installation of equipment. The shares are restricted as to resale under Rule 144.

     On  March  2,  2003,   200,000   shares  were  issued  to  Erik  Nelson  in
consideration for consulting services as defined by the consulting services agreement entered into by the Company and Mr. Nelson on November 9, 2002. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The shares are restricted as to resale under Rule 144.

     On March 18, 2003, the Company issued warrants for 80,000 shares of restricted common stock to La Calle Investment Group, Inc., with an exercise price of $.25 per share, to facilitate the private transfer of shares in lieu of undue pressure on the public market, at an estimated amount of $7,000. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933.
Shares received by exercise of the warrants would be restricted as to resale under Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

     On March 12, 2003, the Company terminated Holladay Stock Transfer as transfer agent for the Company, and simultaneously retained as transfer agent First American Stock Transfer, 1717 E. Ball Road, Suite 2, Phoenix, Arizona 86502,.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

     10.1 Master Agreement between Minataur Productions, Inc. (Channel M) and Showintel Networks, Inc. dated January 21, 2002 (Incorporated by reference in Company's 10KSB filed on May 24, 2003).

     99.1      Certification of David V. Lott

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 1, 2003                  Showintel Networks, Inc.


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

I, David V. Lott, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Showintel Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report are conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: July 1, 2003

/s/ David V. Lott
-----------------------------
David V. Lott
President