Form 10QSB
period 2003-06-30
MULTINET INTERNATIONAL CORP INC
filed 2003-08-18
CIK 1104161

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

    For the quarterly period ended: June 30, 2003.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission file number:  0-09358


                            SHOWINTEL NETWORKS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                  88-0441388
        ------                                                  ----------
(State or other jurisdiction                                   (IRS Employer
    of incorporation)                                        Identification No.)



8000 Centerview Parkway, Cordova, TN                             38018
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (901)-757-0195

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 31,711,001

--------------------------------------------------------------------------------
TABLE OF CONTENTS


Item                                                                       Page
-------                                                                   ------

PART I -FINANCIAL STATEMENTS

1.   Financial Statements ................................................   2

2.   Management's Discussion and Analysis or Plan of Operation ...........  10

3.   Controls and Procedures .............................................  16

PART II - OTHER INFORMATION

1.   Legal Proceedings ...................................................  17

2.   Changes in Securities and Use of Proceeds ...........................  17

3.   Defaults Upon Senior Securities .....................................  17

4.   Submission of Matters to a Vote of Security Holders .................  17

5.   Other Information ...................................................  18

6.   Exhibits and Reports on Form 8-K ....................................  18

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 2003
                                  (Unaudited)

                                   ASSETS

Current assets
   Cash                                                           $ 11,530
   Accounts receivable                                              51,001
   Interest receivable                                               4,769
                                                               ------------
      Total current assets                                          67,300

Fixed assets, net                                                  100,114

Note receivable                                                     86,500

Other asset                                                         36,565
                                                               ------------

   Total assets                                                  $ 290,479
                                                               ============



                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                         $ 198,548
   Due to stockholder                                              198,349
   Loans payable                                                   110,000
                                                               ------------
      Total current liabilities                                    506,897

Total liabilities                                                  506,897

Commitments and contingencies                                           --

Stockholders' deficit
   Common stock - $.001 par value, 100,000,000 shares
      authorized, 31,711,000 shares issued and outstanding          31,711
   Additional paid-in capital                                    3,026,218
   Prepaid consulting services paid common stock and warrants      (10,980)
   Unamortized loan fees                                           (61,250)
   Accumulated deficit                                          (3,202,117)
                                                               ------------
      Total stockholders' deficit                                 (216,418)
                                                               ------------

   Total liabilities and stockholders' deficit                   $ 290,479
                                                               ============

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                                                        For the
                                                                                                                      period from
                                                                                                                     April 19, 2001
                                                                                                                        (Date of
                                                   For the three months ended        For the six months ended           Inception)
                                                --------------------------------  --------------------------------       through
                                                 June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002     June 30, 2003
                                                ---------------  ---------------  ---------------  ---------------   ---------------
Revenues                                            $   41,840       $       --       $   87,165       $       --     $    120,032

Cost of revenues                                        33,117               --           47,112               --           71,243
                                                ---------------  ---------------  ---------------  ---------------  ---------------

       Gross profit                                      8,723               --           40,053               --           48,789

General and administrative expenses
    Consulting fees                                     16,979          337,487          137,318          585,988        2,235,042
    Depreciation                                         6,778            2,516           13,556            2,079           39,672
    Other general and administrative expenses          364,450           43,703          407,370          215,647          950,807
                                                ---------------  ---------------  ---------------  ---------------  ---------------

       Total general and administrative expenses       388,207          383,706          558,244          803,714        3,225,521
                                                ---------------  ---------------  ---------------  ---------------  ---------------

Loss from operations                                  (379,484)        (383,706)        (518,191)        (803,714)      (3,176,732)

Other income (expense)
    Interest income                                        191              798              191               46            4,960
    Gain on sale of fixed assets                            --               --               --               --            1,123
    Interest expense                                    (2,381)              --           (3,686)              --          (31,468)
                                                ---------------  ---------------  ---------------  ---------------  ---------------

Loss before provision for income tax                  (381,674)        (382,908)        (521,686)        (803,668)      (3,202,117)

Income tax provisions                                       --               --               --               --               --
                                                ---------------  ---------------  ---------------  ---------------  ---------------

Net loss                                            $ (381,674)      $ (382,908)      $ (521,686)      $ (803,668)    $ (3,202,117)
                                                ===============  ===============  ===============  ===============  ===============

Basic and diluted loss per common share             $    (0.01)      $    (0.02)      $    (0.02)      $    (0.04)    $      (0.15)
                                                ===============  ===============  ===============  ===============  ===============

Basic and diluted weighted average
    common shares outstanding                       30,313,748       20,603,222       29,714,310       21,129,579       20,712,370
                                                ===============  ===============  ===============  ===============  ===============

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
              (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                               Common stock
                                           --------------------                    Prepaid                               Total
                                             Number                 Additional    Consulting Unamortized  Accumulated  Stockholders'
                                            of Shares   Amount   Paid-in capital   Services   Loan Fees     Deficit       Equity
                                           ----------  --------  ---------------  ----------  ---------- ------------ ------------
Balance, April 19, 2001 (Date of                   --   $    --     $         --   $     --   $       --  $        --  $        --
  Inception of Showintel
  Networks, Inc.)

Common stock issued in April 2001 to       15,000,000    15,000          232,725         --           --           --      247,725
   a founder for cash, $0.0165
   per share

Common stock issued in April 2001 to        3,000,000     3,000           46,500         --           --           --       49,500
   a founder for services, $0.0165
   per share

Common stock issued in September 2001       2,431,000     2,431               --         --           --           --        2,431
  for the acquisition of Multinet
  International Corporation, Inc.,
  $.001 per share

Issuance of warrants in November 2001              --        --          350,000    (291,666)         --           --       58,334
  for 1,000,00 shares of common stock
  to a consultant with a weighted
  average exercise price of $1.00

Net loss                                           --        --               --         --           --     (698,767)    (698,767)
                                           ----------  --------  ---------------  ----------  ---------- ------------ ------------

Balance, December 31, 2001                 20,431,000    20,431          629,225    (291,666)         --     (698,767)    (340,777)

Common stock issued for prepaid               760,000       760          493,240    (494,000)         --           --           --
   consulting services, $0.65
   per share

600,000 shares of common stock given to            --        --               --    (535,950)         --           --     (535,950)
   various consultants by the
   President/stockholder
   to satisfy consulting agreements,
   valued at $0.65 per share in
   exchange for stock payable

Issuances of common stock to various        1,100,000     1,100           83,900     (85,000)         --           --           --
   consultants with a weighted average
   exercise price of $0.08 per share

Issuance of common stock for services         905,000       905          315,845          --          --           --       16,750

Issuenace of warrants for 500,000                  --        --           25,000     (25,000)         --           --           --
   shares of common stock to various
   consultants with a weighted
   average exercise price of $0.65

Expensed portion of prepaid consulting             --        --               --   1,396,598          --           --    1,396,598
  services

Issuance of common stock related to            10,000        10            4,990          --          --           --        5,000
   exercise of warrants at $0.50
   per share

Issuance of common stock for cash,            150,000       150           14,850          --          --           --       15,000
  $0.10 per

Issuance of common stock for cash,          2,000,000     2,000          178,000          --          --           --      180,000
   $0.10 per net of offering
   costs of $20,000

Issuance of common stock for                  200,000       200           19,800          --          --           --       20,000
   promissory note receivable,
   $0.10 per share

Issuance of common stock for                  500,000       500           32,000          --          --           --       32,500
   acquisition of Uniguest

Issuance of common stock in                   600,000       600          535,350          --          --           --      535,950
   satisfaction of stock
   payable - related party

Issuance of common stock in                 2,000,000     2,000          321,303          --          --           --      323,303
   satisfaction of due
   to stockholder

Issuance of common stock in                   600,000       600           74,400          --          --           --       75,000
   satisfaction of loan payable

Cancellation of common stock                 (362,000)     (362)             362          --          --           --           --

Net loss                                           --        --               --          --          --   (1,981,664)  (1,981,664)
                                           ----------  --------  ---------------  ----------  ---------- ------------ ------------

Balance, December 31, 2002                 28,894,000    28,894        2,728,265     (35,018)         --   (2,680,431)      41,710

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                               Common stock
                                           --------------------                    Prepaid                               Total
                                             Number                 Additional    Consulting Unamortized  Accumulated  Stockholders'
                                            of Shares   Amount   Paid-in capital   Services   Loan Fees     Deficit       Equity
                                           ----------  --------  ---------------  ----------  ---------- ------------ ------------
Issuance of common stock for services,
  $0.10 per share                             177,000       177        19,293         --             --            --       19,470

Issuance of common stock for services,
  $0.10 per share                             300,000       300        29,700         --             --            --       30,000

Issuance of common stock for services,
  $0.10 per share                             200,000       200        19,800         --             --            --       20,000

Issuance of common stock for cash,
  $0.10 per share                              30,000        30         2,970         --             --            --        3,000

Issuance of common stock for reduction
  in due to  stockholder, $0.10 per share     580,000       580        57,420         --             --            --       58,000

Issuance of common stock for services,
  $0.11 per share                             880,000       880        95,920         --             --            --       96,800

Issuance of common stock related to
  loan fees, per share                       $650,000       650        57,850         --        (58,500)           --           --


Issuance of warrants for 300,000                   --        --        15,000         --        (15,000)           --           --
  shares of common stock
  related to loan fees

Expensed portion of prepaid consulting             --        --            --       24,038           --            --       24,038
  services

Current period amortization of                     --        --            --         --         12,250            --       12,250
  loan fees

Net loss                                           --        --            --         --           --        (521,686)    (521,686)
                                           ----------  --------  ---------------  ----------  ---------- ------------ ------------

 Balance, June 30, 2003 (Unaudited)        31,711,000  $ 31,711   $ 3,026,218     $(10,980)    $(61,250)  $(3,202,117)   $(216,418)
                                           ==========  ========  ===============  ==========  ========== ============ ============

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASHFLOWS
                                  (Unaudited)

                                                                                                 For the period from
                                                                For the six months ended         April 19, 2001 (Date
                                                            ----------------------------------  of Inception) through
                                                             June 30, 2003     June 30, 2002       June 30, 2003
                                                            ----------------  ----------------  ---------------------

Cash flows from operating activities:
   Net loss                                                      $ (521,686)       $ (803,668)         $ (3,202,117)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                       260,558           809,131             2,084,171
     Depreciation                                                    13,556             2,079                39,672
     Gain on sale of fixed assets                                         -                 -                (1,123)
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                (31,701)                -               (51,001)
     Increase in interest receivable                                      -              (844)               (4,769)
     Increase in prepaid expenses                                         -                 -                     -
     Increase in other assets                                             -                 -                     -
     Increase in accounts payable and accrued expenses               44,889            39,219               193,418
     Increase (decrease) in stocks payable to consunsultants              -          (109,156)                    -
                                                            ----------------  ----------------  --------------------

       Net cash used by operating activities                       (234,384)          (63,239)             (941,749)

Cash flows from investing activities:
   Loan related to note receivable                                        -           (25,000)              (66,500)
   Proceeds from sale of fixed assets                                     -                 -                 3,950
   Purchase of fixed assets                                               -            (4,872)             (141,548)
                                                            ----------------  ----------------  --------------------

       Net cash used by investing activities                              -           (29,872)             (204,098)

Cash flows from financing activities:
   Advances from stockholder                                        155,794            90,965               521,652
   Advance from loans                                                85,000                 -               185,000
   Proceeds from issuance of common stock                             3,000             5,000               450,725
                                                            ----------------  ----------------  --------------------

       Net cash provided by financing activities                    243,794            95,965             1,157,377
                                                            ----------------  ----------------  --------------------

Net change in cash                                                    9,410             2,854                11,530

Cash, beginning of period                                             2,120                --                    --
                                                            ----------------  ----------------  --------------------

Cash, end of period                                                $ 11,530           $ 2,854              $ 11,530
                                                            ================  ================  ====================

                 See Accompanying Notes to Financial Statements

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

In October 2002, the Company changed its name from Multinet Intenational Corporation, Inc. to Showintel Networks, Inc.

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $3,202,000 for the period from April 19, 2001 (Date of Inception) through June 30, 2003. The Company's current liabilities exceed its current assets by approximately $340,000 as of June 30, 2003. The Company's net cash used by operating activities approximated $942,000 for the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through June 30, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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



NOTE 3 - NOTE RECEIVABLE

On July 16, 2001, the Company entered into an agreement to loan a principal sum, with a maximum of $500,000, to See/Saw Communications, Inc., in exchange for a convertible promissory note, which is convertible to a 10-15% membership interest in the entity. The President of See/Saw Communications, Inc. serves as an Advisory Board Member for the Company, see Note 8. The percentage of membership interest would be determined by the exercise date based upon the loan amount outstanding, with conversion rights executed before February 22, 2003, resulting up to a 10% interest and execution after the said date would result up to a 15% interest. The note is due in yearly anniversary payments of interest at 8% per annum with the outstanding principal due on August 22, 2006. As of June 30, 2003, the Company loaned $86,500 to this entity and recorded interest receivable of $4,769.

NOTE 4 - DUE TO STOCKHOLDER

Due to stockholder totaling $247,083 as of June 30, 2003 consisted of the following:

     Unreimbursed expenses to the Company's
        President and majority stockholder           $        37,883

     Unreimbursed expenses to a stockholder                   16,800

     Loan from the Company's President
        and majority stockholder                              80,666

     Accrued wages for the Company's
     President and majority stockholder                       63,000
                                                     ---------------

                                                     $       198,349
                                                     ===============

NOTE 5 - LOAN PAYABLE

In February 2003, the Company borrowed funds from a company totaling $15,000 maturing February 2004, unsecured, and bearing a simple interest rate of 9%.

In March 2003, the Company borrowed funds from an individual totaling $10,000, which is due on demand, unsecured, and bearing no interest.

During September 2002, a company alleged it entered into a loan agreement with the Company during February 2002 totaling $54,000. The Company is defending on the basis the Company issued 89,000 shares of common stock in consideration of this balance. The Company is negotiating this balance and has recognized a liability of $25,000 as loan payable.

In June 2003, the borrowed funds from two individuals totaling $60,000 maturing September 18, 2003, unsecured, and bearing interest at 12%. Additionally, the Company issued 650,000 shares of its common stock and warrants for 300,000 shares of common stock. The shares and warrants related to these borrowed funds are deemed loan origination fees totaling $67,000. The Company has recorded the issuance of stock and warrants totaling $73,500, of which $12,250 has been expensed as of June 30, 2003 and the remaining balance of $61,250 recorded as unamortized loan fees at June 30, 2003.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 6 - CONSULTING SERVICES

In September 2002, the Company entered into a consulting agreement with a company to provide investor relations for a period of twelve months in consideration of 300,000 shares of the Company's common stock and warrants to purchase 200,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of June 30, 2003. The Company has recorded expenses of $6,250 and $12,500 for the three and six months ended June 30, 2003. The remaining amount of $5,209 has been included as part of prepaid consulting services totaling $10,980 as of June 30, 2003 and will be expenses over the remaining life of the agreement.

In September 2002, the Company entered into a consulting agreement with a company to provide consulting and public relations for a period of thirteen months in consideration of 200,000 shares of the Company's common stock and warrants to purchase 300,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of June 30, 2003. The Company has recorded expenses of $5,769 and $11,538 for the three and six months ended June 30, 2003. The remaining amount of $5,771 has been included as part of prepaid consulting services totaling $10,980 as of June 30, 2003 and will be expenses over the remaining life of the agreement.

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

In April 2003, the Company issued 580,000 shares of its common stock in satisfaction of a $58,000 reduction of due to stockholder.

In June 2003, the Company issued 880,000 shares of its common stock to the President and shareholder for services at $0.11 per share.

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

The Company
-----------

Founded in February 2000 and Incorporated in April 2001, Showintel Networks, Inc. ("Showintel") is a Nevada-domiciled, Tennessee-based publicly traded company (SWNW.OB) that has developed a proprietary digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display.

Showintel has developed a proprietary system to distribute video content which may include advertisement and movie trailers via broadband connection for viewing in public locations. The Content Management System ("CMS") developed by Showintel facilitates advertising and video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. The primary focus of deployment for Showintel's technology is within movie theaters, however, Showintel is actively seeking further deployment in other industries. In addition to other display methodology, Showintel has developed interactive public access terminal (PAT) kiosks that create complementary opportunities for product impressions and/or sales while collecting demographic information that can be resold to the advertisers and other interested buyers. Showintel has two types of clients, the "location partner," and the advertiser who wishes to reach the patrons that visit the location partner's venues.

The Company has current or pending installations of its technology in over forty theater locations across the country, with ongoing negotiations to secure an additional 800 theater facilities and numerous retail locations. Further, Showintel has executed co-marketing agreements with strategic partners that augment its own sales and marketing team and that enables the company to simultaneously penetrate additional theater. The company is also pursuing opportunities to expand into other markets via acquisitions of synergetic companies.

Showintel is generating revenues by selling and marketing the advertisement that is displayed on its network, licensing of its content management system and sales of proprietary hardware. Recent developments have provided opportunities for Showintel to market its proprietary hardware, network installations, network operations and content management as an application service provider. These potential sales will not require capital outlays by Showintel.

Primary Market for Showintel Networks, Inc. and
Industry Conditions for Theater Installations
-----------------------------------------------

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

Showintel has developed a proprietary system to digitally distribute advertisement and movie trailers via broadband connection for viewing in movie theater lobbies. The Content Management System ("CMS") developed by Showintel facilitates advertising and trailer content by the transmission of digital files, thus replacing the soon-to-be antiquated methodology of photographic slides and/or VCR tape. While Showintel is focused on the theater industry, various opportunities have recently surfaced to allow a diversification into the several other industries. Such diversification should stabilized the business.

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

BUSINESS RISKS
--------------

Availability of Capital
-----------------------

While the content management system is functional, there are no assurances the Company will be successful in penetrating the target markets. Due to low cash reserves, additional funds are required within the next few months to complete installation of equipment needs at the sites under contract in order to proceed with the company's business plan. The Company intends to raise funding through various financial arrangements in debt or equity. There is no guarantee that additional financing will be available when required, or available at all, in order to proceed with the business plan. If the Company is unsuccessful in securing additional capital investments needed in order to continue with operations, the stockholders may lose their entire investment.

Change in Technology Environment and Access
-------------------------------------------

The Company is utilizing existing and self developed technology for its operations. The Company has developed software and systems to compliment existing technology and provide flexibility if existing technology changes. There is no assurance that the existing technology will perform in a standard sufficient for the Company to maintain competitiveness or be available at the time the company anticipates a need. The Company is addressing these matters by negotiating proprietary development ventures with industry leaders in software and hardware development for the digital signage industry.

Competition
-----------

The Company recognizes that delays in funding have created a window of opportunity for potential competitors to establish relationships in the industry. A continued delay in funding increases the likelihood that competitors may increase market share sufficiently to diminish the capacity of the Company to operate profitably. However, the company is addressing the potential competition by negotiating with potential joint venture partners for proprietary programming, equipment and systems that promises to be the forefront efforts in the industry.

Control by Officers and Directors Over Affairs of
Showintel May Override Wishes of Other Stockholders.
---------------------------------------------------

The Company's officer and director, David V. Lott, beneficially own approximately 53.33% of the outstanding shares of Showintel's common stock. As a result, Mr. Lott has the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for investors to effectuate control over the affairs of Showintel. Therefore, it should be assumed that David V. Lott, by virtue of his stock holdings, will be able to control the affairs and policies of Showintel.

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

Showintel As A Company
----------------------

Showintel has had limited operations since its organization, however, the company is starting to realize revenues from operations. The Company is still considered a development stage company in that significant market share or revenues have not been obtained as of this filing. The revenue has grown on a quarterly basis and company believes that cash flow will soon be sufficient to handle the company operations and growth without additional outside capital infusion.


Limitations on Liability, and Indemnification, of
Directors and Officers May Result in Expenditures by Company.
------------------------------------------------------------

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

Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.
-------------------------------------------------------------------

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

No Cumulative Voting May Affect Ability of Some
Shareholders to Influence Management of Company.
-----------------------------------------------

Holders of the shares of common stock of Showintel are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of Showintel, and the minority shareholders will not be able to elect a representative to Showintel's board of directors.

Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.
-------------------------------------------------------------------------------

All of the approximate 17,007,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Showintel, as defined, would be entitled to sell within any three- month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Company Requires Additional Funding In Order to be Successful.
-------------------------------------------------------------

The company is expecting to generate sufficient revenues to cover operational expenses in the short term, however, Showintel is seeking three hundred thousand dollars ($300,000.00) as a buffer for unexpected operational expenses and the ability to address expansion opportunities in 2003. Monthly operating costs are estimated at fifty thousand dollars ($50,000.00), with installation per theater ranging from two thousand to ten thousand dollars ($2,000.00 - $10,000.00) depending upon the availability of plasma screens in the theaters.

Employees
---------

As of June 30, 2003, the Company had four employees.

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

The Company has hired three support individuals in IT, Operations and Finance. Salaries are being accrued by agreement between the Company and the individuals.

As an effort to reduce corporate operational expense, the Company, uses various outside agencies for sales on a industry standard commission basis.



RESULTS OF OPERATIONS

A.   Results of Operations:

         Revenues
         --------

         Total revenues from operations improved to $41,840 during second quarter 2003. The Company received initial funding from LaJolla Cove Investors, Inc., in July of 2002. This infusion of capital allowed the Company to begin installation of the Showintel Network systems into sixteen theaters. The Company has since the fourth quarter of 2002 completed installation into 16 theaters and continues to seek a line of credit to provide for the completion of installation into theaters currently under contract. The Company, together with its associates, has contracts for approximately eight hundred theater sites.

         The company has expanded its revenue stream sources from solely advertising sales to also include hardware sales, network installations, third party content management and third party marketing. The company anticipates that this inclusion of ASP services will accelerate the company revenue growth and penetration into various markets.

         During the second quarter ending June 30, 2003, the Company realized proceeds of $243,794 from various financing activities.

         Expenses
         --------

         Total expenses from continuing operations were $388,207 during the second quarter 2003. The expensing of stock options and stock issuance accounted for a significant portion of this expense. The company booked depreciation of $6,778. The company continues to maintain a tight control on expenditures that are not capital related.

         Operating Loss
         --------------

         On a pre-tax basis, the company had a loss of $381,674 for the quarter ending June 30, 2003, from continuing operations. Loss per common share from continuing operations, basic and diluted, was $.01 per share.

B.       Liquidity and Capital Resources
         -------------------------------

         The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, and has a working capital deficit as of June 30, 2003. Management believes such losses and negative operating cash flows will continue for the balance of the fiscal year 2003 unless adequate capital funding is obtained. The Company continues to seek additional financing, however, there is no assurance the Company will obtain additional financing or achieve profitable operations or cash flow in the near future.

         Historically, the Company has sustained its operations primarily from the use of management's personal financial resources. The Company is seeking financing from public and private equity or debt offerings. The current state of potential sources of funding is as follows:

         In May and June 2003 the company arranged stock loans from three individuals totaling $75,000. These loans are collateralized with restricted stock of the company and bear interest. The Company intends to begin paying back the loans in August 2003

ITEM 3. CONTROLS AND PROCEDURES

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

                           ITEM II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Intel Trademark Lawsuit
-----------------------

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 14, 2003, Mr David Lott acquired a stock loan with Mammoth Corporation in the amount of $40,000 using 2,500,000 shares of his personal stock holdings as collateral. The funds were used for legal and accounting fees related to completion of the 2002 audit and 10K filing.

         On June 27, 2003, the Company obtained stock loans totaling $60,000 from two individuals. The funds were used to purchase additional equipment for client installations and operations. The Company issued additional warrants to the individuals allowing them to convert the debt into shares of the company at various prices in the future. The Company issued 650,000 shares of restricted stock as consideration for the loans and warrants to purchase another 300,000 shares of common stock which have been recorded as loan originating fees totaling $73,500.

         Pursuant to Board Resolution of March 15, 2003, the Company issued 580,000 shares to David V. Lott on April 16, 2003 and another 880,000 shares on June 11, 2003 for services rendered. Mr. Lott has accepted no compensation and has continually financed the company since its inception out of personal funds. The Board agreed to additional shares to Mr. Lott in consideration of his support of the company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.  OTHER INFORMATION

         In preparation of this filing, the Company learned of an improper issuance of 1,025,000 shares of common stock bearing no restrictive legend. The issuance was requested by Erik Nelson on his behalf on June 24, 2003. Erik Nelson was released as Corporate Secretary and Interim CFO on March 15, 2003. The Company did not request this issuance and had no knowledge of it prior to the quarterly review of the Company shareholder list. The shares have been cancelled and the brokerage houses possessing them have been notified of their status and a demand for their return has been made. The Company is seeking advice as to the course of action the company must take to protect the legitimate shareholders of the company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits


99.1      Certification of David V. Lott


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Showintel Networks, Inc.


                     By /s/ David V. Lott
                        -----------------------------------------
                        David V. Lott, Sole Officer and Director.
                        Date:  August 13, 2003

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

Date: August 13, 2003

/s/  David V. Lott
----------------------
David V. Lott
President