Form 10QSB
period 2003-09-30
MULTINET INTERNATIONAL CORP INC
filed 2003-11-04
CIK 1104161

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended: Sept 30, 2003.

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

Registrant's telephone number, including area code: (901)-757-0195
                                                    --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes       No
-----     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 33,294,555

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Item                                                                        Page
----                                                                        ----

PART I -FINANCIAL STATEMENTS
1. Financial Statements....................................................

2. Management's Discussion and Analysis or Plan of Operation...............

3. Controls and Procedures.................................................

PART II - OTHER INFORMATION
1. Legal Proceedings.......................................................

2. Changes in Securities and Use of Proceeds...............................

3. Defaults Upon Senior Securities.........................................

4. Submission of Matters to a Vote of Security Holders.....................

5. Other Information

6. Exhibits and Reports on Form 8-K .......................................


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)

                                 ASSETS

Current assets
   Cash                                                               $        --
                                                                      -----------
      Total current assets                                                     --
Fixed assets, net                                                          82,327
                                                                      -----------

   Total assets                                                       $    82,327
                                                                      ===========


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                              $   219,902
   Due to stockholder                                                     190,381
   Loans payable                                                          110,000
   Convertible loan payable                                                10,000
                                                                      -----------
      Total current liabilities                                           530,283

Total liabilities                                                         530,283

Commitments and contingencies                                                  --

Stockholders' deficit
   Common stock - $.001 par value, 100,000,000 shares
      authorized, 33,294,555 shares issued and outstanding                 33,295
   Additional paid-in capital                                           3,093,677
   Prepaid consulting services paid common stock and warrants                  --
   Unamortized loan fees                                                       --
   Other receivable                                                       (32,500)
   Accumulated deficit                                                 (3,542,428)
                                                                      -----------
      Total stockholders' deficit                                        (447,956)
                                                                      -----------

   Total liabilities and stockholders' deficit                        $    82,327
                                                                      ===========



                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                  For the period
                                                                                                                from April 19, 2001
                                                   For the three months ended       For the nine months ended   (Date of Inception)
                                                          September 30,                   September 30,               through
                                                    2003              2002             2003             2002     September 30, 2003
                                                ------------     ------------     ------------     ------------     ------------
Revenues                                        $      1,563     $         --     $     88,728     $         --     $    121,595

Cost of revenues                                          --               --           47,112               --           71,243
                                                ------------     ------------     ------------     ------------     ------------
      Gross profit                                     1,563               --           41,616               --           50,352

General and administrative expenses
   Bad debt                                           16,863               --           16,863               --           16,863
   Consulting fees                                    67,930          443,004          205,248        1,218,135        2,302,972
   Depreciation                                       12,730            5,512           26,286           10,107           52,402
   Other general and administrative expenses         102,892           73,691          510,262          103,847        1,053,699
                                                ------------     ------------     ------------     ------------     ------------

      Total general and administrative
        expenses                                     200,415          522,207          758,659        1,332,089        3,425,936
                                                ------------     ------------     ------------     ------------     ------------

Loss from operations                                (198,852)        (522,207)        (717,043)      (1,332,089)      (3,375,584)

Other income (expense)
   Interest income                                        --              807              191            1,651            4,960
   Gain on sale of fixed assets                           --               --               --               --            1,123
   Loss related to rescission of UniGuest
     acquisitiON                                     (24,669)              --          (24,669)              --          (24,669)
   Bad debt related to note receivable               (91,269)              --          (91,269)              --          (91,269)
   Bad debt related to due from UniGuest             (25,000)              --          (25,000)              --          (25,000)
   Interest expense                                     (521)              --           (4,207)              --          (31,989)
                                                ------------     ------------     ------------     ------------     ------------
      Total other income (expense)                  (141,459)             807         (144,954)           1,651         (166,844)


Loss before provision for income tax                (340,311)        (521,400)        (861,997)      (1,330,438)      (3,542,428)

Income tax provisions                                     --               --               --               --               --
                                                ------------     ------------     ------------     ------------     ------------

Net loss                                        $   (340,311)    $   (521,400)    $   (861,997)    $ (1,330,438)    $ (3,542,428)
                                                ============     ============     ============     ============     ============

Basic and diluted loss per common share         $      (0.01)    $      (0.02)    $      (0.03)    $      (0.06)    $      (0.17)
                                                ============     ============     ============     ============     ============

Basic and diluted weighted average
   common shares outstanding                      32,347,866       22,260,783       30,601,809       21,674,260       21,129,169
                                                ============     ============     ============     ============     ============

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)




                                                                 Common Stock
                                                           ------------------------  Additional     Prepaid
                                                              Number                   paid-in     Consulting   Unamortized
                                                            of Shares      Amount      capital      Services     Loan Fees
                                                           -----------  -----------  -----------  -----------   -----------
Balance, December 31, 2002                                  28,894,000  $    28,894  $ 2,728,265  $   (35,018)  $        --

Issuance of common stock for services,
  $0.11 per share                                              177,000          177       19,293           --            --

Issuance of common stock for services,
  $0.10 per share                                              300,000          300       29,700           --            --

Issuance of common stock for services,
  $0.10 per share                                              200,000          200       19,800           --            --

Issuance of common stock for cash, $0.10 per share              30,000           30        2,970           --            --

Issuance of common stock for reduction in due to               580,000          580       57,420           --            --
  stockholder, $0.10 per share

Issuance of common stock to the Company's President
   and majority stockholder for services, $0.11 per share      880,000          880       95,920           --            --

Issuance of common stock related to loan fees, $0.09           650,000          650       57,850           --       (58,500)
  per share

Issuance of common stock to the Company's President
   and majority stockholder for services, $0.04 per share    1,383,555        1,384       58,939           --            --

Issuance of common stock related to loan fees, $0.04
  per share                                                    200,000          200        8,520           --        (8,720)

Issuance of warrants for 300,000 shares of common                   --           --       15,000           --       (15,000)
  stock related to loan fees

Expensed portion of prepaid consulting services                     --           --           --       35,018            --

Current period amortization of loan fees                            --           --           --           --        82,220

Other receivable related to rescission of UniGuest
  acquisition                                                       --           --           --           --            --

Net loss                                                            --           --           --           --            --
                                                           -----------  -----------  -----------  -----------   -----------
 Balance, September 30, 2003 (Unaudited)                    33,294,555  $    33,295  $ 3,093,677  $        --   $        --
                                                           ===========  ===========  ===========  ===========   ===========



                                                                                          Total
                                                               Other      Accumulated  Stockholders'
                                                            Receivable     Deficit        Equity
                                                           -----------   -----------   -----------
Balance, December 31, 2002                                 $        --   $(2,680,431)  $    41,710

Issuance of common stock for services,
  $0.11 per share                                                   --            --        19,470

Issuance of common stock for services,
  $0.10 per share                                                   --            --        30,000

Issuance of common stock for services,
  $0.10 per share                                                   --            --        20,000

Issuance of common stock for cash, $0.10 per share                  --            --         3,000

Issuance of common stock for reduction in due to                    --            --        58,000
  stockholder, $0.10 per share

Issuance of common stock to the Company's President
   and majority stockholder for services, $0.11 per share           --            --        96,800

Issuance of common stock related to loan fees, $0.09                --            --            --
  per share

Issuance of common stock to the Company's President
   and majority stockholder for services, $0.04 per share           --            --        60,323

Issuance of common stock related to loan fees, $0.04
  per share                                                         --            --            --

Issuance of warrants for 300,000 shares of common                   --            --            --
  stock related to loan fees

Expensed portion of prepaid consulting services                     --            --        35,018

Current period amortization of loan fees                            --            --        82,220

Other receivable related to rescission of UniGuest
  acquisition                                                  (32,500)           --       (32,500)

Net loss                                                            --      (861,997)     (861,997)
                                                           -----------   -----------   -----------
 Balance, September 30, 2003 (Unaudited)                   $   (32,500)  $(3,542,428)  $  (447,956)
                                                           ===========   ===========   ===========


                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the period from
                                                                                                  April 19, 2001 (Date
                                                               For the nine months ended          of Inception) through
                                                            September 30,        September 30,         September 30,
                                                                2003                 2002                  2003
                                                             -----------          -----------          -----------
Cash flows from operating activities:
   Net loss                                                  $  (861,997)         $(1,330,438)         $(3,542,428)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                    261,611            1,218,135            2,085,224
     Depreciation                                                 26,286               10,107               52,402
     Bad debt related to note receivable                          86,500                   --               86,500
     Bad debt related to due from UniGuest                        25,000                   --               25,000
     Loss related rescission of UniGuest acquisition              24,669                   --               24,669
     Amortization of loan fees                                    82,220                   --               82,220
     Gain on sale of fixed assets                                     --                   --               (1,123)
   Changes in operating assets and liabilities:
     Change in accounts receivable                               (16,402)                  --              (35,702)
     Change in interest receivable                                 4,769               (1,651)                  --
     Change in prepaid expenses                                       --                2,827                   --
     Change in other assets                                           --              (23,565)                  --
     Change in accounts payable and accrued expenses              37,564               48,240              186,093
     Change in stocks payable to consultants                          --             (119,156)                  --
                                                             -----------          -----------          -----------

       Net cash used by operating activities                    (329,780)            (195,501)          (1,037,145)

Cash flows from investing activities:
   Loan related to note receivable                                    --              (46,500)             (66,500)
   Proceeds from sale of fixed assets                                 --                   --                3,950
   Decrease in cash due to rescission of acquisition             (15,432)                  --              (15,432)
   Purchase of fixed assets                                           --              (84,136)            (141,548)
                                                             -----------          -----------          -----------

       Net cash used by investing activities                     (15,432)            (130,636)            (219,530)

Cash flows from financing activities:
   Change in due to stockholder                                  245,092               51,137              610,950
   Advance from loans payable                                     85,000               75,000              185,000
   Advance from convertible loan payable                          10,000                   --               10,000
   Proceeds from issuance of common stock                          3,000              200,000              450,725
                                                             -----------          -----------          -----------

       Net cash provided by financing activities                 343,092              326,137            1,256,675
                                                             -----------          -----------          -----------

Net change in cash                                                (2,120)                  --                   --

Cash, beginning of period                                          2,120                   --                   --
                                                             -----------          -----------          -----------

Cash, end of period                                          $        --          $        --          $        --
                                                             ===========          ===========          ===========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                $        --          $        --          $        --
                                                             ===========          ===========          ===========
   Cash paid for interest                                    $        --          $        --          $        --
                                                             ===========          ===========          ===========

Schedule of non-cash financing activities:
   Issuance of common stock for reduction in due to
     stockholder                                             $    58,000          $        --          $    58,000
                                                             ===========          ===========          ===========

   Issuance of common stock related to loan fees             $    58,500          $        --          $    58,500
                                                             ===========          ===========          ===========

   Issuance of common stock related to loan fees             $     8,720          $        --          $     8,720
                                                             ===========          ===========          ===========

   Issuance of warrants for 300,000 shares of common
     stock related to loan fees                              $    15,000          $        --          $    15,000
                                                             ===========          ===========          ===========

                 See Accompanying Notes to Financial Statements

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of Showintel Networks, Inc. and its subsidiary. All significant intercompany balances have been eliminated in consolidation.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $3,542,000 for the period from April 19, 2001 (Date of Inception) through September 30, 2003. The Company's current liabilities exceed its current assets by approximately $530,000 as of September 30, 2003. The Company's net cash used by operating activities approximated $1,037,000 for the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through September 30, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - RESCISSION OF UNIGUEST ACQUISITION

UniGuest of Tennessee, Inc. - In September 2002, the Company acquired 100% of the outstanding capital stock of UniGuest of Tennessee, Inc. ("UGT Transaction") in consideration of 500,000 shares of the Company's common stock totaling $32,500.

The Company accounted for its 100% ownership interest in UGT using the purchase method of accounting under APB No. 16. At the date of the acquisition, UGT had a deficit equity balance totaling $4,065 therefore the purchase price amount in excess of fair value of net assets was allocated to goodwill totaling $36,565.

As discussed in Note 10, due to differences between management of UniGuest and the Company, the UGT Transaction was rescinded and the 500,000 shares of the Company's common stock that were issued in consideration for the UGT Transaction were cancelled during October 2003. The rescission has been included in the financial statements as of and for the three and nine months ended September 30, 2003. The Company removed approximately $15,400 in cash, $35,700 in accounts receivable, $5,000 in fixed assets, net, $36,600 in goodwill and $10,600 in accounts payable and accrued liabilities. As of September 30, 2003 the Company recorded Other receivable totaling $32,500 for the common stock issued in consideration for the UGT Transaction. Further, the Company recognized a loss related to rescission of UniGuest acquisition totaling $24,669 and bad debt related to due from UniGuest totaling $25,000.

NOTE 4 - NOTE RECEIVABLE

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

As of September 2003, the Company evaluated the note receivable and interest receivable totaling $86,500 and $4,769, respectively, and determined that it was doubtful that the Company could collect the balances. Accordingly, the Company recorded bad debt related to note receivable totaling $91,269 for the entire outstanding balance of the note and interest receivable.

NOTE 5 - DUE TO STOCKHOLDER

Due to stockholder totaling $190,381 as of September 30, 2003 consisted of the following:

     Unreimbursed expenses to a stockholder                    15,417

     Loan from the Company's President
      and majority stockholder                                 90,964

     Accrued wages for the Company's
     President and majority stockholder                        84,000
                                                      ---------------
                                                      $       190,381

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - LOANS PAYABLE

In February 2003, the Company borrowed funds from a company totaling $15,000 maturing June 2004, unsecured, and bearing a simple interest rate of 9%.

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

In June 2003, the borrowed funds from two individuals totaling $60,000 which matured September 18, 2003, unsecured, and bearing interest at 12%. Additionally, the Company issued 650,000 and 200,000 shares of its common stock and warrants for 300,000 shares of common stock. The shares and warrants related to these borrowed funds are deemed loan origination fees totaling $82,220. The Company has recorded the issuance of stock and warrants totaling $82,220, of which the entire balance has been expensed as of September 30, 2003. The Company is currently negotiating new terms to these loans.

NOTE 7 - CONVERTIBLE LOAN PAYABLE

In August 2003, the Company borrowed funds from an individual totaling $10,000, maturing in August 2004, unsecured, and bearing interest at 12%. The individual is entitled to convert all or any portion of the principal balance into shares of the Company's common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company's common stock.

NOTE 8 - CONSULTING SERVICES

In September 2002, the Company entered into a consulting agreement with a company to provide investor relations for a period of twelve months in consideration of 300,000 shares of the Company's common stock and warrants to purchase 200,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of September 30, 2003. The Company has recorded expenses of $5,209 and $17,709 for the three and nine months ended September 30, 2003.

In September 2002, the Company entered into a consulting agreement with a company to provide consulting and public relations for a period of thirteen months in consideration of 200,000 shares of the Company's common stock and warrants to purchase 300,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of September 30, 2003. The Company has recorded expenses of $5,771 and $17,309 for the three and nine months ended September 30, 2003.

                            SHOWINTEL NETWORKS, INC.
               (FORMERLY MULTINET INTERNATIONAL CORPORATION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMON STOCK

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

In June 2003, the Company issued 880,000 shares of its common stock to the President and majority stockholder for services at $0.11 per share.

In August 2003, the Company issued 1,383,555 shares of its common stock to the President and majority stockholder for services at $0.04 per share.

NOTE 10 - SUBSEQUENT EVENT

Rescission of Acquisition of UniGuest - Due to differences between management of UniGuest and the Company, the UGT Transaction was rescinded and the 500,000 shares of the Company's common stock that were issued in consideration for the UGT Transaction were cancelled during October 2003.

Agreements with individual - During October 2003, the Company issued 5,000,000 shares of its common stock to an individual for cash totaling $150,000 pursuant to a Common Stock Purchase Agreement ("Purchase Agreement"). The Purchase Agreement also grants the individual an option to purchase an additional 3,333,000 shares of the Company's common stock at $0.03 per share. The option is fully vested upon grant. Additionally, the Purchase Agreement establishes that the Company and the individual will enter into an Employment Agreement, which was completed during October 2003.

The Employment Agreement became effective during October 2003, whereby the Company employed the individual as an operations manager for the term of three years. The individual is entitled to compensation of $15,000 per month with the option to receive payment in the Company's common stock. Such shares would be determined by the bid price on the last day of the month preceding the date the salary was due. The Employment Agreement terminates during October 2006. However, the Company at its option may terminate the agreement but shall pay the individual's accrued salary, unreimbursed expenses, and all other compensation and benefits through the first six months or the termination date, whichever is greater.

Also during October 2003, the Company entered into a Consulting Agreement with this same individual whereby the individual would provide other services not set forth in the Employment Agreement in exchange for 1,000,000 shares of the Company's common stock totaling $109,000. The Consulting Agreement terminates during October 2006.

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

Showintel has developed a proprietary system to distribute video content which may include advertisement, movie trailers, public information or sponsorship programming via broadband connection for viewing in public locations. The Content Management System ("CMS") developed by Showintel facilitates advertising and video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. The primary focus of deployment for Showintel technology is within movie theaters; however, Showintel is actively seeking further deployment in other industries. Showintel has two types of clients, the "location partner," and the advertiser who wishes to reach the patrons that visit the location partner's venues.

The Company has current in ten theater locations across the country, with ongoing negotiations to secure an additional 800 theater facilities and numerous retail locations. Further, Showintel has executed co-marketing and joint venture agreements with strategic partners that augment its own sales and marketing team and that enables the company to simultaneously penetrate additional markets. The company is also pursuing opportunities to expand into other markets via acquisitions of synergetic companies.

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

Primary Market for Showintel Networks, Inc. and Industry Conditions for Theater Installations According to the Motion Picture Association, in 2002 the theater market encompassed 6,050 separate locations in the United States with 487 separate owners. There were 35,280 screens in these locations, of which only 124 were equipped with digital projection. Over $15 billion dollars was spent in 2002 on advertising in the theater with most of the revenue generated from on-screen ad placement. The lobby presentation of advertising is in its infancy with less than $50 million in total revenue in 2002.

The System was originally developed to digitally distribute advertisement and movie trailers via broadband connection for viewing in movie theater lobbies. The Content Management System ("CMS") developed by Showintel facilitates advertising and trailer content by the transmission of digital files, thus replacing the soon-to-be antiquated methodology of photographic slides and/or VCR tape. While Showintel is focused on the theater industry, various opportunities have recently surfaced to allow a diversification into the several other industries. Such diversification should stabilize the business.
Additionally, the Company is seeking to develop programming specific to Showintel to enhance the viewership and entertainment value of the content being displayed in the public venues.

The Showintel network replaces the old loop technology that uses VCR tapes and DVDs running in continuous loops. Traditionally, content providers such as producers and advertisers must present their materials to a production house 30-60 days in advance of a showing. The content must be incorporated into a play list showing all the subject matter to be displayed during a specific time frame. Once the play list is completed and the master file edited, the master is sent to a production house to be reproduced into VHS or DVD format and then sent out to the various businesses to be played on the house VCR or DVD player.


BUSINESS RISKS
--------------

Availability of Capital
-----------------------

While the content management system is functional, there are no assurances the Company will be successful in penetrating the target markets. Due to low cash reserves, additional funds are required within the next few months to complete installation of equipment needs at the sites under contract in order to proceed with the company's business plan. The Company intends to rise funding through various financial arrangements in debt or equity. There is no guarantee that additional financing will be available when required, or available at all, in order to proceed with the business plan. If the Company is unsuccessful in securing additional capital investments needed in order to continue with operations, the stockholders may lose their entire investment.

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


Control by Officers and Directors Over Affairs of Showintel May Override  Wishes
--------------------------------------------------------------------------------
of Other Stockholders.
---------------------

The Company's officer and director, David V. Lott, beneficially own approximately 57% of the outstanding shares of Showintel common stock. As a result, Mr. Lott has the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for investors to effectuate control over the affairs of Showintel. Therefore, it should be assumed that David V. Lott, by virtue of his stock holdings, will be able to control the affairs and policies of Showintel.

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

Showintel As A Company
--------------------------------------------------------------------------------
Showintel has had limited operations since its organization, however, the company is starting to realize revenues from operations. The Company is still considered a development stage company in that significant market share or revenues have not been obtained as of this filing. The revenue has grown on a quarterly basis and company believes that cash flow will soon be sufficient to handle the company operations and growth without additional outside capital infusion.


Limitations  on Liability,  and  Indemnification,  of Directors and Officers May
--------------------------------------------------------------------------------
Result in Expenditures by Company.
----------------------------------

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

Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.
--------------------------------------------------------------------------------

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

No Cumulative Voting May Affect Ability of Some Shareholders to Influence Management of Company.
--------------------------------------------------------------------------------

Holders of the shares of common stock of Showintel are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of Showintel, and the minority shareholders will not be able to elect a representative to Showintel board of directors.

Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.
--------------------------------------------------------------------------------

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

Company Requires Additional Funding In Order to be Successful.
--------------------------------------------------------------

The company is expecting to generate sufficient revenues to cover operational expenses in the short term; however, Showintel is seeking three hundred thousand dollars ($300,000.00) as a buffer for unexpected operational expenses and the ability to address expansion opportunities in 2003. Monthly operating costs are estimated at fifty thousand dollars ($50,000.00), with installation per theater ranging from two thousand to ten thousand dollars ($2,000.00 - $10,000.00) depending upon the availability of plasma screens in the theaters.



Employees
---------

As of Sept 30, 2003, the Company had four employees.

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

The Company has hired three support individuals in IT, Operations and Finance. Salaries are being accrued by agreement between the Company and the individuals. These individuals have expressed an interest to convert their accrued salaries into equity in the company in the near future.

As an effort to reduce corporate operational expense, the Company, uses various outside agencies for sales on an industry standard commission basis.


RESULTS OF OPERATIONS

  A. Results of Operations:

     Revenues
     --------

            Total revenues from operations decreased to $1,563 during third quarter 2003. This decrease is primarily due to rescission of the acquisition agreement with UniGuest of Tennessee. Further, revenue generation has been hampered by the inability of SeeSaw Communications to acquire national advertisers for the Showintel systems. Effective, July 27, 2003, the contract with SeeSaw expired and was not renewed. The company is generating sales internally and has been successful in its first efforts with advertising spots. Advertising revenue will begin with the showing of the Navy "Person In Me" advertisement being shown in selected theaters starting Oct 6, 2003.

            The company has additionally expanded its revenue stream sources from solely advertising sales to also include hardware sales, network installations, third party content management and third party marketing. The company anticipates that this inclusion of ASP services will accelerate the company revenue growth and penetration into various markets.

         During the third quarter ending Sept 30, 2003, the Company realized proceeds of $98,000 from various activities discussed in the financial notes.

         Expenses
         --------

         Total expenses from continuing operations were $200,415 during the third quarter 2003. The expensing of stock options and stock issuance accounted for the majority of this expense... The company booked depreciation of $12,730.00. The company has determined that the funds provided SeeSaw Communications over the last 2 years will be uncollectible. Therefore, the Company has taken a one time charge for the loan due in the amount of $91,269. Also, the Company has adjusted its books to reflect the removal of the assets of UniGuest and one time charges of $15,400 in cash, $35,700 in accounts receivables, $5,000 in fixed assets, $36,500 in good will, bad debt of $25,000 and rescission loss of $24,669 have been recorded. The Company has also recorded a receivable of $32,500 for the return of stock to the Company. The company continues to maintain a tight control on expenditures that are not capital related.

         Operating Loss
         --------------

         On a pre-tax basis, the company had a loss of _$340,311 quarter ending Sept 30, 2003, from continuing operations. Loss per common share from continuing operations, basic and diluted, was $.01 per share.

B.       Liquidity and Capital Resources
         -------------------------------

         The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, and has a working capital deficit as of Sept 30, 2003. Management believes such losses and negative operating cash flows will continue for the balance of the fiscal year 2003 unless adequate capital funding is obtained. The Company continues to seek additional financing, however, there is no assurance the Company will obtain additional financing or achieve profitable operations or cash flow in the near future.

         Historically, the Company has sustained its operations primarily from the use of management's personal financial resources. The Company is seeking financing from public and private equity or debt offerings. While the Company is in negotiations with several sources of funds there have been no commitments to date.

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


                           ITEM II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The Company is not aware of any pending litigation that would materially affect the structure or operations of the company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 10, the Company received $10,000 from an investor in the form of a convertible note with an expiration date of Dec 31, 2005 and a conversion price of $.20 per share. The note bears an annual interest rate of 9%. The proceeds were used for legal work in preparation for a 15c-211 filing.

         Pursuant to Board Resolution of August 1, 2003, the Company agreed to issue up to 5 million shares to David V. Lott for services rendered. Mr. Lott has accepted no compensation and has continually financed the company since its inception out of personal funds. The Board has agreed to the additional shares to Mr. Lott in consideration of his support of the company. As of this filing, the company has issued 2,813,555 to Mr. Lott.

         In accordance with the rescission of the acquisition agreement with UniGuest of Tennessee, the Company has cancelled 500,000 shares issued to Mr. Shawn Thomas and Mattamy, LTD.

         A total of two hundred thousand shares were issued to two individuals in accordance with a promissory note between the parties and the company.

         As a matter of clarification, the Company believes the cancellation of shares issued into an escrow account with International Forex Finance have not been properly disclosed. In Feb 2002, twenty five million shares of common stock were placed in escrow with International Forex Finance in advance of anticipated line of credit. A formal agreement was executed between the Company and International Forex Finance in Sept 2002 to be closed in Oct 2002. At closing, the terms of the line of credit were changed such that the Company could not accept them. Therefore, the line of credit was cancelled. The Company subsequently cancelled all shares issued to escrow with International Forex Finance.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On Sept 19, 2003 the Company filed a Preliminary 14c filing to effect a name change required per the settlement between Intel Corporation and Showintel Networks, Inc dated Jan 15, 2003. The Pre14c filing stated that the new name would be Limelight Media Group, Inc. Subsequently to this quarter, the Company has filed a Final 14c and has made the necessary applications to officially change its name, ticker symbol and cusip effective Nov 5, 2003.

ITEM 5.  OTHER INFORMATION

          The exclusive ad agency agreement with SeeSaw Communications expired on July 27, 2003. The company chose not to extend the contract and is currently handling advertising sales internally. The company believes the funds issued to SeeSaw under a Convertible Note dated July 27, 2001 is uncollectible. Therefore, the Company is taking a onetime charge to reflect this bad debt.

         Newbridge Securities has filed a Form 15c-211 to seek a relisting of the Company stock on the Nasdaq Over-the-counter Bulletin Board Market. NASD has responded with two letters seeking more information and is currently awaiting this quarterly filing to complete the process of relisting the company stock.

         At the quarterly Board of Directors meeting held on Oct 6, 2003, the Company decided it would be in the best interest of the Company and UniGuest of Tennessee to rescind the acquisition agreement dated Sept 1, 2002 and cancel all issued shares related to the acquisition. The Company will be taking a one time charge for the effect on the Company balance sheet.

         On July 15, 2003, the Company entered into a Strategic Alliance Agreement with Bluepoint Technologies, Inc. The Agreement provides that the software of Bluepoint Technologies and the services of Showintel shall be marketed by collectively as an Industry Partnership and Preferred Provider Agreement.

         On Sept 15, 2003, the Company entered into a Joint Venture Agreement with Pot O' Gold Multi-Cinema Productions, Inc. The Joint Venture shall be a Tennessee LLC with the name of Stage Front Media LLC. Pot O' Gold and Showintel will own an equal percentage as members of the LLC. According to the LLC, Showintel will provide technology and content management services while Pot O' Gold will focus on advertising sales. Pot O' Gold was formed in 1985 and has been successful in marketing advertising opportunities in theaters since its formation. Under the agreement, the parties may complete a formal acquisition agreement whereby once $200,000 in monthly gross revenue is achieved in the joint venture then Showintel may acquire Pot O' Gold as a wholly owned subsidiary via a stock exchange.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a)      Exhibits

         99.1     Certification of David V. Lott

         99.2 Strategic Alliance Agreement between Bluepoint Technologies and the Company

         99.3 Joint Venture Agreement between Pot O' Gold Multi-Cinema Productions, Inc and the Company.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Showintel Networks, Inc.


                                By /s/ David V. Lott
                                   -----------------------------------------
                                   David V. Lott, Sole Officer and Director.
                                   Date:___Oct 30, 2003____________