Form 10QSB/A
period 2003-09-30
LIMELIGHT MEDIA GROUP INC
filed 2003-11-13
CIK 1104161

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a)      Exhibits

         31.1     Certification of David V. Lott

         32.1     Certification of David V. Lott

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

                                Showintel Networks, Inc.


                                By /s/ David V. Lott
                                   -----------------------------------------
                                   David V. Lott, Sole Officer and Director.
                                   Date: Oct 30, 2003