Form 10KSB
period 2003-12-31
LIMELIGHT MEDIA GROUP INC
filed 2004-04-14
CIK 1104161

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1943

  FOR THE TRANSITION PERIOD FROM_________________ TO ________________________

                        COMMISSION FILE NUMBER: 0-09358

                          LIMELIGHT MEDIA GROUP, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             NEVADA                                     88-0441338
  -------------------------------         -----------------------------------
  (State or other jurisdiction of         (I.R.S Employer Identification No.)
   incorporation or organization)

       8000 CENTERVIEW PARKWAY, SUITE 115
                  MEMPHIS, TN                                   38018
    ----------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number:                       (901)-757-0195
                                                           --------------

 Securities registered under 12(b) of the Exchange Act:         NONE
                                                               ------


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The registrant had revenues of $88,927 for the year ended December 31, 2003.

      The   aggregate   market  value  of  the  voting   common  stock  held  by
non-affiliates   of  the  Registrant  on  April  2,  2004,   was   approximately
$3,229,458.32, based on the average bid and asked prices on such date of $.11.

      The Registrant had 51,694,377 shares of common stock, par value $0.001 per share, outstanding on April 2, 2004.

                                     PART I

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Filing will in fact occur as projected.

ITEM 1. DESCRIPTION OF BUSINESS

      Limelight Media Group was incorporated on May 17, 1996, in the State of Nevada as Multinet International Corporation. On September 26, 2001, Multinet consummated an agreement to acquire all of the then outstanding capital stock of Limelight Media Group, Inc., formerly Showintel Networks, Inc., a Nevada corporation, in exchange for 18,000,000 shares of Multinet's common stock. Prior to the acquisition of all of the outstanding capital stock of Limelight, Multinet was a public company with no operations or assets and 2,431,000 shares of common stock issued and outstanding. Limelight was a privately held company with assets being used for the development of video-streaming technology. Limelight became a wholly-owned subsidiary as of the date of closing. The existing officers and directors of Multinet appointed David V. Lott as a director of Multinet before resigning, effective as of the closing of the transaction. On September 1, 2002, Multinet purchased all of the outstanding capital of Uniguest of Tennessee, Inc., a Tennessee corporation, in consideration for 500,000 shares of Multinet's common stock. Uniguest installed and operated public internet access terminals in hotels throughout the United States. Limelight divested itself of its ownership in Uniguest effective October 6, 2003. On October 3, 2003, Multinet amended its Articles of Incorporation to change its name to Limelight Media Group, Inc.

BUSINESS OVERVIEW OF LIMELIGHT MEDIA GROUP, INC.

      Limelight is a Tennessee-based, publicly traded company (LMMG.OB) that has developed a proprietary digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display. The current core focus for Limelight is the theater industry.

      Limelight has developed a system to distribute digitally advertisements, marketing messages and entertainment video content via broadband connection for viewing in movie theater lobbies, on theater screens and in retail locations. The Content Management System, developed by Limelight, facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. The primary focus of deployment for Limelight's technology has been within movie theaters. However, during 2003 Limelight pursued opportunities to expand to the retail industry. Limelight has two types of clients, the "location partner," and the advertiser who wishes to reach the patrons that visit the location partner's venues. A location partner can be a theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility.

      Limelight provides a turn-key solution for businesses desiring digital signage systems for information display. Limelight contacts high traffic businesses such a movie theaters, malls, restaurants and retail stores to determine if a digitally managed captive audience networks is desired. Limelight installs all necessary servers and displays for its customers. The system is connected via broadband internet to Limelight's video and content management servers. Limelight provides this equipment at no cost to the location partner. Limelight generally provides the programming and markets the network space to potential advertisers. The location partner receives a portion of the revenue generated from advertising sales on a negotiated basis.

      Limelight has current or pending installations of its technology in theater locations across the country. Installations are currently operational in 86 theater locations. We have 192 pending theater location installations. Further, Limelight has executed co-marketing agreements with strategic partners that augment its own sales and marketing team and that enables the company to simultaneously penetrate additional theaters.

      Limelight plans to generate revenues for the installation of its location partner and by selling and marketing the advertisement that is displayed on its network. The advertising is presented on multiple screens installed by the company at the location. The displays are typically located above the concession stands or register checkout lanes, which are considered to be the ideal locations to attract the attention of patrons who are entering and leaving the location.

OVERVIEW OF STATE OF ADVERTISING INDUSTRY

      Spring 2002 ushered in the rebound of ad spending in the U.S., after the sharp declines following the dot-com bubble burst and the World Trade Center terrorist attacks. Since then, the advertising market in the U.S. has climbed to $89.6 billion for the first three quarters of 2003, according to TNS Media Intelligence/CMR; the broadcast sector accounted for $46.9 billion, while the print sector accounted for 37.9 billion.

      The continued climb is expected through 2004, with total U.S. ad spending projected at $266.4 billion by media buyer Universal McCann, boosted by the Olympics and election spending, and worldwide spending at $498.3 billion. ZenithOptimedia offers a more conservative outlook, pegging U.S. spending at $156.4 billion and worldwide spending at $342.6 billion.

      But despite the rebound in spending, it is not business as usual. The advertising industry is grappling with change. Despite a rebounding economy, marketers remain under pressure to cut costs and prove the return on their marketing investments, while digital technologies, shifting customer behavior and demographics, and demands for accountability are challenging traditional mediums. Cable, DVDs, TiVo, the Internet, and video games are also affecting television viewing patterns. (Television continues to be the biggest advertising medium, accounting for 23% of total U.S. ad spending.). Marketers are increasingly seeking alternative ways to reach customers who no longer will sit through commercials. Young adults, the most desired audience by advertisers, for example, are either not watching television or are pre-recording shows for later viewing, during which, they skip over commercials. In particular, young men, ages 18-34, who readily adopt new technologies, are playing more video games, using more DVDs, spending more time online, and watching less broadcast TV. As a growing trend, we believe this presents a problem for traditional media (radio, television, and print), while creating opportunities for alternative media that provide access to an increasingly elusive audience.

CINEMA ADVERTISING

      Long an accepted advertising medium in Europe and the rest of the world, cinema advertising is finally enjoying growth in the U.S., prompting Regal, Screen Vision, and the National Cinema Network (the three represent 77% of all cinema advertising today) to found the Cinema Advertising Council ("CAC") in 2003. Today, the CAC represents 95% of the movie screens in the United States. Regal, the largest of them all, increased its "other," non-box office or concession revenue, to 60% in the first half of 2003 because of cinema advertising.

      A study released by Arbitron earlier this year indicated that cinema ads have a high attention factor, with 86% of moviegoers aware of the advertising run on the screen. Further, the study indicated that on average, the average moviegoer is educated, active, and likely to have a household income above $75,000. Nielsen partnered with the CAC to develop Nielsen Cinema, an in-theater audience measurement service for buying and selling cinema advertising. The first results show that the audience television is losing, especially young males ages 18-34 are going to the movies. Nielsen found that in an average month, 100 million people went to the movies, 35% of whom were adult males, with 18-34 year old males representing 19% of the overall total.

      Media buyers are now predicting that the data will encourage more advertisers to tap into in cinema advertising. Universal McCann predicts that the industry will see an increase in non-traditional, targeted ad buys in 2004, especially with cinema and the Internet, because of increasing frustration with network TV's rising costs and decreasing viewers.

IN-STORE NETWORKS

      In July, Levi Strauss declined to use traditional advertising mediums to launch its Signature jeans, a lower-priced line. With three 30-second spots, the company decided to advertise only in Wal-Mart Stores, with support on in-store signage, and weekly add circulars. The 100 million shoppers that Wal-Mart TV delivers weekly is only part of the attraction to the in-store network. The comparatively low cost of in-store network advertising and the ability to target consumers at the point of sale is the bigger reason. According to Point of Purchase Advertising International ("POPAI"), 75% of purchasing decisions are made in the store.

      Founded 10 years ago, Prime Retail Network (PRN) is today the biggest operator of in-store networks in the United States. In addition to operating Wal-Mart TV, they also operate the networks for Best Buy, Kroger's, Circuit City, Sam's Club, FootAction USA, and Ralphs supermarket. The company charges from $50,000 to $300,000, depending on frequency, for four-week flights. (These figures are similar to prime-time cable ad buys.) Monitored by Nielsen Media Research, PRN claims that its networks deliver 170 million gross impressions each month. PRN also claims that its Wal-Mart network alone delivers 118 million unduplicated viewers every four weeks, far more than any network besides NBC, CBS, ABC, and FOX. PRN delivers a broadcast program on a monthly cycle that cannot be segmented to markets or demographics.

      Onvance, an Atlanta-based company founded by Conoco, Irving Oil, Suncor, Tesoro, and Warren Equities, uses a direct-to-store broadband satellite infrastructure to provide convenience stores with an InStore Advertising Network. Flat-screen television monitors are located at the checkout and other areas of the stores. Launched in June 2002, Onvance's InStore Network is now in over 350 stores in Denver, Raleigh/Durham, New England, and Toronto.

      Narrowcasting is the practice of aiming a product at a very specific demographic market. And like cable, in-store TV is a form of narrowcasting. We believe that in-store TV shows promise, as it allows retailers to attract advertising from companies who don't sell their products through supermarkets, for example, but who want to reach a well-defined, regular audience.

      Retailers are less interested in generating media revenue than in increasing sales, so it follows that most are looking to companies like PRN and Onvance to operate and manage their networks, including advertising sales, rather than doing it themselves. And for marketers, the ability to target consumers at the point of sale is the primary attraction to in-store TV, which may well accelerate its acceptance as an advertising media. We believe that this is Limelight Media's strength. Whereas, most large networks are broadcast, Limelight can pinpoint the message to the market, store or demographic profile.

DIGITAL SIGNAGE

      There is growing interest in replacing conventional printed signs with electronic ones. Digital signs are easier to update, can be customized by season, time of day and location, and allow a higher level of control and consistency. Most importantly, Limelight's management believes, they deliver the brand message at the point of purchase, where, according to POPAI, over 75% of purchasing decisions are made.

      Digital signage combines video and other media-rich content to create dynamically changing advertising. We believe that the wide range of uses for digital signage - from displaying ads of discounted products to delivering up-to-the-minute news, to serving as an information provider - present tremendous opportunity. The advantages to digital signage include its lower cost; it's a direct communication medium; it can use the same infrastructure used for employee and customer communications; and, it drives sales at the point of sale. Digital signage is particularly important to retail environments where in-store promotions change frequently and where price is a primary means of competition.

      Many retailers are discovering the impact of interactive visuals at the point of purchase, targeted to specific, personalized consumer interests and served up instantaneously across a digital network. Most signage today has been limited to printed ones or distributed via videotapes and DVDs that play the same content over and over again. The content could neither be adapted nor repackaged based on regional preferences, lifestyles, or buying patterns in a particular market. In contrast, digital signage and messaging systems can be targeted to time of day, day of the week, store location, current weather conditions-whatever is key to connecting with customers at that place and time - making it possible to quickly assemble creative programming. We believe that that flexibility can translate into increased retail sales.

      There are hurdles to digital signage, which include the cost of technology that may prevent mid-to-lower tier retail establishments from taking advantage of digital signage, and lack of research into digital signage effectiveness may slow marketers from making major investments. We believe that the ability of the new medium to combine electronics, entertainment, and communication for increasing brand awareness, for connecting directly with consumers, and for generating a new revenue stream is making retailers take a closer look at companies who will operate and manage a digital sign network.

POINT-OF-PURCHASE ADVERTISING

      Point-of-purchase advertising is a large segment of the advertising industry, according to POPAI. It is estimated that 75% of purchasing decisions being made at the point of sale; therefore, marketers continue to seek ways to take their messages into the retail environment to reinforce their messages in other media, particularly those in print and television.

IN-STORE MEDIA AND DIGITAL MEDIA NETWORKS

      Point-of-purchase, in-store networks, and digital signage - together they comprise "in-store media," which could become the fastest-growing of the POP disciplines.

      According to POPAI, technology is driving new and improved uses of retail marketing. New forms of POP advertising are growing in importance, including digital signage, narrowcasting, and interactive kiosks. And increasingly, retailers are looking to POP advertising to differentiate themselves from the competition.

      But while marketers and ad agencies believe that digital in-store communication will play an increasingly important role in the future, many still do not understand the medium. This is due, in large part, to the fact that most providers have emphasized digital media network technologies rather than there being a way to better communicate sales promotions, product, and corporate messages to consumers at the point-of-sale. Further, digital media networks can easily be tied to customer relationship management, supply chain management, and business intelligence systems. Digital media networks can provide retailers with the ability to deliver instant messaging while eliminating the guesswork normally associated with POP development and display. We believe that digital media, POP can indeed become the strategic tool for extending a manufacturer's brand identity throughout the shopping experience.

      Successful implementation must take into account aesthetics and customer traffic patterns. Additionally, the system must be reliable and secure as digital signage can become a key point of contact with the customer. Finally, because in-store media remains an expensive proposition, costs must be measured to determine return on investment.

      Limelight created the digital management system specifically to address the needs of the market. Video content is managed at individual or multiple locations simultaneously. Each remote location is managed separately from other locations through proprietary software created by Limelight for Limelight. Limelight is currently upgrading the software and hardware systems to streamline the insertion of advertising content from the source providers and manage available inventory on a site by site basis. Upon the successful deployment of the upgrade. Limelight, intends to apply for a patent on its content management system.

MARKETING PROGRAMS

      Y2MARKETING

      Y2Marketing is a marketing service agency that was started in 1994 by partners Richard Harshaw and Edward Earle and was known as Marketing Strategies. From that time to 1998, the company worked with over 9,000 different businesses in over 350 different industries through seminars, workshops, one-on-one consulting, and individual consultations. During this same time, Y2Marketing began offering various marketing fulfillment services to their clients in the form of printing, advertising placement, media services, design services, Internet development, and so forth.

      Y2Marketing has been responsible for the development of a national marketing campaign to educate advertising agencies in the benefits of the Limelight captive audience network. As of this filing, four separate direct mail pieces have been distributed to over 5000 agencies with detailed information concerning captive audience networks and specifically Limelight Media Group. Additionally, Y2Marketing is distributing the media kits and direct mail pieces to their current clients and potential clients in an effort to develop business with Limelight with their current business customers.

      MANDALAY ENTERTAINMENT

      Mandalay is a family of companies, which includes Mandalay Pictures, Mandalay Television, Mandalay Media Arts, Mandalay Branded Entertainment, and Mandalay Sports Entertainment and several professional sports teams. Mandalay is headed by Chairman & CEO Peter Guber, who has produced such blockbuster films as Batman, Rainman, Flashdance, and was the former Chairman & CEO of Sony Pictures Entertainment. Mr. Guber also formerly ran Columbia Pictures, PolyGram, and Casablanca, overseeing film, TV, video, music, licensing, merchandising, etc. operations.

      Mandalay has been retained by Limelight to assist in the development of a branded entertainment program for the Limelight Network. Mandalay is also assisting in the expansion of the Limelight Network to numerous markets by introducing the Limelight Network to its customers and business associates.

      MPH ENTERTAINMENT

      MHP Entertainment was launched in January of 1996 by Jim Milio, Melissa Jo Peltier and Mark Hufnail. MPH Entertainment specializes in the production of feature films, telefilms, television series and specials. MPH has produced over 150 hours of primetime television programming and two independent feature films. In 2002, Tom Hanks' Playtone Company co-produced, in association with MPH Entertainment, the box office hit My Big Fat Greek Wedding, winner of a People's Choice Award and the highest grossing independent feature film in history. MPH Entertainment is actively producing specials and series for The History Channel, the A&E Television Network, the Sci-Fi Channel, VH-1 and the Discovery Communications family of channels. MPH Entertainment's other successful titles include The Founding Fathers, Discovery Channel's Eco-Challenge Australia, Inside Islam and In the Footsteps of Jesus

      MPH Entertainment has been retained by Limelight to produce the "In the Limelight" program. The program is scheduled for first release in May 2004 in approximately 80 theater lobbies. The program will be updated monthly with new content. As the Limelight Network grows, Limelight intends to have MPH Entertainment create proprietary programming for the Limelight Network.

EMPLOYEES

      As of December 31, 2003, Limelight had five (5) employees. Limelight intends to hire additional employees upon securing the necessary operational and equipment financing. All of our employees are located at the Company's headquarters in Tennessee. None of the Company's employees are subject to any collective bargaining agreement.

CERTAIN BUSINESS RISK FACTORS

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $4,301,196 as of December 31, 2003. For the years ended December 31, 2003 and 2002, we incurred a net loss of $1,620,765 and $1,981,664, respectively. We anticipate that we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to expand deployment locations and to sell advertising time. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement which we have entered into with Cornell Capital Partners. If we incur any problems in drawing down the Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

      WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2003 and December 31, 2002, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO INSUFFICIENT REVENUES TO COVER OUR OPERATING COSTS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      There is substantial doubt about our ability to continue as a going concern due to our Company's losses from operations and current liabilities exceed current assets. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate monthly revenue if we are to continue as a going concern. To the extent that we do not generate revenue at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE HAVE A WORKING CAPITAL DEFICIT; WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      We have relied on significant external financing to fund our operations. As of December 31, 2003, we had $15,366 of cash on hand and our total current assets were $15,366. Our current liabilities were $665,063. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $3 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      Our common stock is currently traded on the Over-the-Counter Bulletin Board. During most of 2003, our common stock was traded on the "Pink Sheets". Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock in December 2003 was 51,043 shares. The high and low bid price of our common stock for the last two years has been $0.78 and $0.05, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

      WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT AND THE PRICE OF OUR COMMON STOCK WILL AFFECT OUR ABILITY TO DRAW DOWN ON THE STANDBY EQUITY DISTRIBUTION AGREEMENT

      We are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by the Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is subject to an aggregate maximum advance amount equal to $510,000 in any 30-calendar-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. At a recent stock price of $0.40, we would have to register 30 million shares of common stock to draw down the entire $12 million available to us under the Standby Equity Distribution Agreement. Our Articles of Incorporation currently authorize us to issue 100 million shares and, as of April 1, 2004, we had 51,694,337 shares of common stock issued and outstanding. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than the Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on the Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

      OUR  COMMON  STOCK IS DEEMED TO BE "PENNY  STOCK,"  WHICH MAY MAKE IT MORE
      DIFFICULT  FOR   INVESTORS  TO  SELL  THEIR  SHARES  DUE  TO   SUITABILITY
      REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of David Lott, our President and a member of the Board of Directors. Mr. Lott has been instrumental in securing our existing financing arrangements. Mr. Lott is also primarily responsible for the strategic direction and policy determination of Limelight. The loss of the services of Mr. Lott could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Lott.

      In addition, in order to implement our business strategy, we believe that we will need to attract and retain additional administrative support staff as Limelight grows.

      WE MAY BE UNABLE TO MANAGE GROWTH

      Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

      o     Establish definitive business strategies, goals and objectives.

      o     Maintain a system of management controls.

      o Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

      If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

      WE EXPECT INTENSE COMPETITION IN OUR INDUSTRY

      Many of our competitors have significantly greater name recognition and financial and other resources. If we are unable to compete effectively against our competitors, we will be forced to curtail or cease our business operations. Our main competitors are National Cinema Network, Regal Entertainment and Screen Vision. Our market share in the media advertising industry is very small at this time. In addition, any delays in our ability to access sufficient financing when needed could allow our competitors to increase their market share and make it more difficult for Limelight to obtain profitable operations.

      FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DEPLETE OUR FINANCIAL RESOURCES

      Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. At this time, we have no agreements to acquire any complementary companies, products or technologies. In the event of any future acquisitions, we may:

      o Increase our authorized capital stock and issue stock that would dilute our current stockholders' percentage ownership;

      o     incur debt;

      o     assume liabilities;

      o incur amortization expenses related to goodwill and other intangible assets; or

      o     incur large and immediate write-offs.

      The use of debt or leverage to finance our future acquisitions could allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

      Our operation of any acquired business will also involve numerous risks, including:

      o integration of the operations of the acquired business and its technologies or products;

      o     unanticipated costs;

      o     diversion of management's attention from our core business;

      o adverse effects on existing business relationships with suppliers and customers;

      o risks associated with entering markets in which we have limited prior experience; and

      o potential loss of key employees, particularly those of the purchased organizations.


      THE STANDBY EQUITY DISTRIBUTION AGREEMENT COULD HAVE AN ADVERSE EFFECT ON OUR ABILITY TO MAKE ACQUISITIONS WITH OUR COMMON STOCK

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the Standby Equity Distribution Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. It may be necessary for our shareholders to approve an increase in our authorized common stock for us to register additional shares of common stock in order to have sufficient authorized shares available to make acquisitions using our common stock. As we issue shares of common stock pursuant to the Standby Equity Distribution Agreement, we may not have sufficient shares of our common stock available to successfully attract and consummate future acquisitions.

      OUR BUSINESS REVENUE GENERATION MODEL IS UNPROVEN AND COULD FAIL

      Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to leverage Limelight's technology in the media advertising market. The potential profitability of this business model is unproven. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability. If our business model is not successful we could be forced to curtail our operations.

      MANAGEMENT OF LIMELIGHT CONTROLS APPROXIMATELY 34% OF OUR COMMON STOCK ON A FULLY DILUTED BASIS AND SUCH CONCENTRATION OF OWNERSHIP MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE OF CONTROL OF OUR COMPANY

      David Lott, our President and a Director, beneficially owns approximately 34% of Limelight's outstanding common stock on a fully-diluted basis. As a result, Mr. Lott will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of Limelight's assets, and the control of the management and affairs of Limelight. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Limelight, impeding a merger, consolidation, takeover or other business combination involving Limelight or discouraging a potential acquirer from attempting to obtain control of Limelight.

      IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP THE TECHNOLOGY NECESSARY FOR OUR SERVICES, WE WILL NOT BE ABLE TO BRING OUR SERVICES TO MARKET AND MAY BE FORCED TO REDUCE OR CEASE OPERATIONS

      Our ability to commercialize our services is dependent on the advancement of existing technology. In order to obtain and maintain market share we will continually be required to keep up with advances in technology. We cannot assure you that our efforts will result in our services being upgraded with any advances in technology. We cannot assure you that we will not encounter unanticipated technological obstacles, which either delay or prevent us from completing the development of our services. Any such failures could cause us to reduce or cease our operations.

      WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, WHICH COULD RENDER OUR PRODUCTS AND PROCESSES OBSOLETE

      Our industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the functionality, accessibility and features of our services. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate new services that we anticipate will be added to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.

      Currently, the software platform utilized by Limelight is provided by a single source. We cannot assure you that he provider will continually upgrade and improve the software platform for us to compete in the marketplace. Any failures or deficiencies in our software platform could cause us to reduce or cease our operations.

CHANGE IN TECHNOLOGY ENVIRONMENT AND ACCESS

      Limelight is utilizing existing technology, which we license, for our operations. Limelight has developed software and systems to compliment existing technology and provide flexibility if existing technology changes. There is no assurance that the existing technology will perform in a standard sufficient for Limelight to maintain competitiveness or be available at the time the company anticipates a need.

LACK OF MARKET FOR MEDIA PLACEMENT

      Limelight has no assurance that the advertising opportunities for media buyers will be accepted. If the advertising revenue is not realized, then we will not be able to maintain operations for a sufficient period of time for the other revenue sources to provide enough revenue for the Company to operate. If we fail to recognize advertising revenue, we could be forced to reduced or curtail our operations.

SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE

      All of the approximate 22,335,615 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Limelight, as defined, would be entitled to sell within any three- month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

      Limelight leases a 2,850 square feet office in Cordova, Tennessee, at a cost of $2832.00 per month. The lease expires on June 1, 2006. Limelight has an option to renew the lease for a period of three years. In addition, Limelight owns approximately $90,103 of miscellaneous office furniture and equipment, including computers, net of accumulated depreciation of $48,248.

ITEM 3. LEGAL PROCEEDINGS

      There are three pending or threatened litigation matters related to Limelight, which are as follows:

      Pending in the State Court of Cherokee County, Georgia, is case number 02-SC-1082, styled D & D Management, Inc. v. Multinet International, Inc., d/b/a Limelight Media Group, Inc, Inc., and David V. Lott, filed September 9, 2002. D & D Management, Inc. is alleging it entered into a loan agreement with the Company in February of 2002 for fifty-four thousand dollars ($54,000.00) which has not been repaid. The Company is defending on the basis that it issued D & D Management, Inc. a total of 89,000 shares in lieu of repayment and for settlement. D & D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered The Company is pursuing settlement negotiations was recognized as a potential liability of approximately twenty-five thousand dollars ($25,000.00). No known motions are outstanding and the matter remains pending.

      There is litigation threatened regarding Clickplay, Inc. Clickplay, Inc. has alleged claims against the Company for non-payment of deposits related to a consulting services agreement. The Company was unable to secure adequate financial backing to engage Clickplay, Inc. and no services were rendered by Clickplay, Inc. However, Clickplay, Inc. claims deposits totaling ninety-three thousand dollars ($93,000.00) remain due. Clickplay, Inc. filed suit February 19, 2002, in the Circuit Court of Tennessee for the Thirtieth Judicial Circuit at Memphis in an action styled Clickplay, Inc. v. Limelight, Inc., case number 00092502D.5AD. A default judgment was entered in favor of Clickplay, Inc. against Limelight, Inc., however, execution of the judgment upon the Company has not occurred due to jurisdictional defects stemming from the misidentification of the defendant. The Company intends to fully defend against the claim upon all available grounds.

      Pending in the Circuit Court of Tennessee, is case # CT-006990-03, styled Terrance Lall, Lester Hall and Heath Wilson vs, Limelight Media Group, Inc, formerly known as Showintel Networks, Inc, David V. Lott and the David V. Lott Living Trust, filed December 16, 2003. Mr. Lall, et. al., is alleging breach of contract against the defendants. According to the complaint, Mr. Lall entered into a stock purchase agreement, employment agreement and consultant agreement with the Company on October 27, 2003. According to the agreements, Mr. Lall entered an agreement to purchase shares in the Company for an investment of $150,000 with a right for further investments. Additionally, Mr. Lall contends that he was entitled to an employment and consultant agreement. Mr. Lall attests that he performed according to the contracts. Limelight is challenging the lawsuit and intends to vigorously defend against the lawsuit. The Company denies receiving the funds despite delivering the stock to Mr. Lall according to the stock purchase agreement. Limelight has filed a defense and counterclaim against Mr. Lall for damages and failure to perform.

      Litigation was threatened by Erik Nelson, former officer of the Company, for alleged unpaid consulting services. In February 2004, we arranged to settle with Erik Nelson by obtaining a third party to purchase warrants held by Erik Nelson for $18,000. Limelight has received a total release from all claims by Erik Nelson.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2003.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been publicly traded since July 1996. The securities are traded on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "LMMG.OB."

      The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

            YEAR 2002                                   HIGH       LOW
            ----------------------------------        --------  --------
            First quarter                              $1.05     $ 0.15
            Second quarter                             $0.85     $0.072
            Third quarter                              $0.27     $ 0.04
            Fourth quarter                             $0.22     $ 0.05

            YEAR 2003                                   HIGH       LOW
            ----------------------------------        --------  --------
            First Quarter                              $0.24     $0.065
            Second Quarter                             $0.15     $ 0.05
            Third Quarter                              $0.10     $ 0.02
            Fourth Quarter                             $0.12     $ 0.04

            YEAR 2004                                   HIGH       LOW
            ----------------------------------        --------  --------
            First Quarter                              $0.78     $ 0.17


      On April 2, 2004, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.11 per share. On April 2, 2004, we believe we had in excess of 350 holders of common stock and 51,694,337 shares of our common stock were issued and outstanding. Many of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of shareholders.

DIVIDENDS

      We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

RECENT SALES OF UNREGISTERED SECURITIES THE FOLLOWING PROVIDES THE SALES OF UNREGISTERED SECURITIES OF LIMELIGHT FOR THE PAST YEAR

      On February 13, 2003, 177,000 shares were issued, at a price of $0.10 per share, to Market Pathways, a market development and research company, pursuant to Section 492) of the Securities Act of 1933. The shares were issued for services in the amount of $19,470. The shares are restricted as to resale under Rule 144. On the date of issuance, the market price of the common stock was $0.11 per share.

      On March 12, 2003, 30,000 shares were sold to Leslie Nelson for a total of $3,000, at a price of $0.10 per share. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933. The proceeds have been used for installation of equipment. The shares are restricted as to resale under Rule 144. On the date of issuance, the market price of the common stock was $0.11 per share.

      On March 2, 2003, 200,000 shares were issued, at a price of $0.10 per share, to Erik Nelson in consideration for consulting services totaling $20,000 pursuant to a consulting services agreement entered into by Limelight and Mr. Nelson on November 9, 2002. On the date of issuance, the market price of the common stock was $0.085 per share.

      On April 15, 2003, Limelight issued 580,000 shares of its common stock, at a price of $0.10 per share, in satisfaction of a $58,000 reduction due to David Lott, our President and a Director, consisting of loans from and accrued wages for Mr. Lott. On the date of issuance, the market price of the common stock was $0.08 per share.

      On August 10, 2003, Limelight received $10,000 from an investor in the form of a convertible note with an expiration date of December 31, 2005 and a conversion price of $0.20 per share. The note bears an annual interest rate of 9%.

      Pursuant to Board Resolution of August 1, 2003, Limelight agreed to issue up to 5 million shares to David V. Lott for services rendered, at an average price of $0.07 per share. Mr. Lott has accepted no compensation and has continually financed Limelight since its inception out of personal funds. The Board has agreed to the additional shares to Mr. Lott in consideration of his support of Limelight. As of this filing, Limelight has issued 2,813,555 to Mr. Lott.

      On December 17, 2003, a total of 400,000 shares were issued to Messrs. Kirk Krajewski and Charles Ingram in accordance with a promissory note between the parties and Limelight.

      As a matter of clarification, Limelight believes the cancellation of shares issued into an escrow account with International Forex Finance have not been properly disclosed. In February 2002, twenty-five million shares of common stock were placed in escrow with International Forex Finance in advance of anticipated line of credit. A formal agreement was executed between Limelight and International Forex Finance in September 2002 to be closed in October 2002. At closing, the terms of the line of credit were changed such that Limelight could not accept them. Therefore the line of credit was cancelled. The shares were released from escrow and Limelight subsequently cancelled all shares issued to escrow with International Forex Finance.

      Limelight believes that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

OVERVIEW

      Limelight is a Tennessee-based, publicly traded company (LMMG.OB) that has developed a proprietary digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display. The current core focus for Limelight is the theater industry.

      Limelight has developed a system to distribute digitally advertisements, marketing messages and entertainment video content via broadband connection for viewing in movie theater lobbies, on theater screens and in retail locations. The Content Management System, developed by Limelight, facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. The primary focus of deployment for Limelight's technology has been within movie theaters. However, during 2003 Limelight pursued opportunities to expand to the retail industry. Limelight has two types of clients, the "location partner," and the advertiser who wishes to reach the patrons that visit the location partner's venues. A location partner can be a theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility.

      Limelight provides a turn-key solution for business desiring digital signage systems for information display. Limelight continually contacts high traffic businesses such a movie theaters, malls, restaurants and retail stores to determine if a digitally managed captive audience networks. Limelight installs all necessary servers and displays for its customers. The system is connected via broadband internet to Limelight's video and content management servers. Limelight provides this equipment at no cost to the location partner. Limelight generally provides the programming and markets the network space to potential advertisers. The location partner receives a portion of the revenue generated from advertising sales on a negotiated basis.

      Limelight has current or pending installations of its technology in theater locations across the country. Installations are currently operational in 86 theater locations. We have 192 pending theater location installations. Further, Limelight has executed co-marketing agreements that augment its own sales and marketing team.

      Limelight plans to generate revenues for the installation of its location partner and by selling and marketing the advertisement that is displayed on its network. The advertising is presented on multiple screens installed by the company at the location. The displays are typically located above the concession stands or register checkout lanes, which are considered to be the ideal locations to attract the attention of patrons who are entering and leaving the location.

GOING CONCERN

      Our independent auditors have added an explanatory paragraph in connection with the December 31, 2003 financial statements, which states that our Company is in the development stage and has incurred a net loss of approximately $4.3 million form the period from April 19, 2001 through December 31, 2003. Our current liabilities exceed our current assets. These conditions give rise to substantial doubt about our Company's ability to continue as a going concern. Our Company's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result form the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

      STOCK-BASED COMPENSATION. The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

      The Company granted no warrants or options to employees for compensation for the years ended 2003 and 2002, and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2003. All stock issued for compensation was recorded at the fair market value of the stock. In December 2002, the Financing Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

      None of these policies had any material or substantial effect upon our operations.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 is not expected to have a material effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

      None of these policies had any material or substantial effect upon our operations.

RESULTS OF OPERATIONS

      REVENUE

      For the year ended December 31, 2003, we had revenue of $88,927 as compared to $32,867 for the year ended December 31, 2002, an increase of $56,060 or 170.6%. This increase was primarily attributable to sales by UniGuest.

      COST OF REVENUE

      For the year ended December 31, 2003, we had cost of revenue of $47,112 as compared to $24,131 for the year ended December 31, 2002, an increase of $22,981 or 95.2%. This increase was primarily attributable to sales by UniGuest.

      GENERAL AND ADMINISTRATIVE EXPENSES

      For  the  year  ended   December  31,  2003,   we  incurred   general  and
administrative expenses of $1,475,619 as compared to $1,989,240 for the year ended December 31, 2002, a decrease of $513,621 or 25.8%. This decrease is primarily attributable to a reduction in the amount of our consulting fees of $824,956 for the year ended December 31, 2003 as compared to $1,646,719 for the year ended December 31, 2002, a decrease of $821,763 or 49.9%. This was partially offset by an increase in our other general and administrative expenses of $282,718 or 87.5% from $606,003 for the year ended December 31, 2003 to $323,285 for the year ended December 31, 2002, an increase of $282,718 or 87.5%. A large portion of our other general and administrative expenses were related to our development of our network media management operations.

      NET INCOME (LOSS)

      For the year ended December 31, 2003, our net loss was $1,620,765 as compared to $1,981,664 for the year ended December 31, 2002, a decrease of $360,899 or 18.2%. This decrease is primarily attributable to our decrease in general and administrative expenses and our increase in revenue.

      LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, we had cash and other current assets totaling $15,366 as compared to $26,189 as of December 31, 2002. The significant decrease in our cash position is directly attributable to the net loss from operating activities. As of December 31, 2003, we had approximately $90,123 in fixed assets, net, as compared to $113,670 as of December 31, 2002. As of December 31, 2003, our total current liabilities were $665,063, consisting primarily of $283,495 due to stockholders, $112,921 of accounts payable and accrued expenses, $94,500 of loans payable, $52,500 of convertible loans payable to related parties and $111,647 of other liabilities.

      On February 17, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $12 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Limelight for 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $12 million. The maximum of each advance is equal to $170,000.

      As of February 17, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. Limelight's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture the holder is not entitled to convert such debenture for a number of shares of common stock of Limelight in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of Limelight. After we file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the convertible debenture, we will issue a second Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000 upon the same terms and conditions as the first Secured Convertible Debenture described above.

      In the absence of outside financing, we believe that we have sufficient cash to operate for approximately one (1) month.

ITEM 7. FINANCIAL STATEMENTS

      Our financial statements appear beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      ANNUAL EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the

Annual Report we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

      CEO/CFO CERTIFICATION. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and CFO. The second form of Certification is required in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

      DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

      SCOPE OF THE CONTROLS EVALUATION. The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

      In accord with SEC requirements, the CEO and CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      CONCLUSIONS. Based upon the controls evaluation, our CEO and CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2003

       (With Report of Independent Certified Public Accountants Thereon)

                               TABLE OF CONTENTS


                                                                      PAGE NO.

Report of Independent Certified Public Accountants                      F-1

  Financial Statements

   Balance Sheet                                                        F-2

   Statements of Operations                                             F-3

   Statement of Stockholders' Deficit                                   F-4

   Statements of Cash Flows                                             F-6

Notes to Financial Statements                                           F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Limelight Media Group, Inc.
(Formerly known as Showintel Networks, Inc.)
(A Development Stage Company)
Cordova, Tennessee

We have audited the accompanying balance sheet of Limelight Media Group, Inc. (formerly known as Showintel Networks, Inc.) (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002 and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limelight Media Group, Inc. (formerly known as Showintel Networks, Inc.) (A Development Stage Company) as of December 31, 2003, and the results of its activities and cash flows for the years ended December 31, 2003 and 2002 and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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




L.L. Bradford & Company, LLC
January 20, 2004
Las Vegas, Nevada

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2003

                                     ASSETS

Current assets
  Cash                                                              $    15,366
                                                                    -----------
     Total current assets                                                15,366

Fixed assets, net                                                        90,123
                                                                    -----------

Total assets                                                        $   105,489
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   112,921
  Due to stockholders                                                   283,495
  Convertible loans payable - related parties                            52,500
  Loans payable                                                          94,500
  Convertible loan payable                                               10,000
  Other liabilities                                                     111,647
                                                                    -----------
     Total current liabilities                                          665,063

Total liabilities                                                       665,063

Commitments and contingencies                                                --

Stockholders' deficit
  Common stock - $.001 par value, 100,000,000 shares
    authorized, 39,911,886 shares issued and outstanding                 39,912
  Additional paid-in capital                                          3,701,710
  Accumulated deficit                                                (4,301,196)
                                                                    -----------
    Total stockholders' deficit                                        (559,574)
                                                                    -----------

  Total liabilities and stockholders' deficit                       $   105,489
                                                                    ===========




                 See Accompanying Notes to Financial Statements

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                               For the Period
                                                    For the Year          For the Year       From April 19, 2001
                                                        Ended                 Ended          (Inception) through
                                                   December 31, 2003    December 31, 2002     December 31, 2003
                                                  -------------------  -------------------  ----------------------

Revenue                                                    $     88,927        $     32,867        $    121,794

Cost of revenue                                                  47,112              24,131              71,243
                                                           ------------        ------------        ------------

Gross profit                                                     41,815               8,736              50,551

General and administrative expenses
  Bad debt                                                       16,863                  --              16,863
  Consulting fees                                               824,956           1,646,719           2,922,680
  Depreciation                                                   27,797              19,236              53,913
  Other general and administrative expenses                     606,003             323,285           1,149,440
                                                           ------------        ------------        ------------

    Total general and administrative expenses                 1,475,619           1,989,240           4,142,896
                                                           ------------        ------------        ------------

Loss from operations                                         (1,433,804)         (1,980,504)         (4,092,345)

Other income (expense)
  Interest income                                                   191               3,395               4,960
  Gain on sale of fixed asset                                        --               1,123               1,123
  Loss related to rescission of UniGuest acquisition            (24,669)                 --             (24,669)
  Bad debt related to note receivable                           (91,269)                 --             (91,269)
  Bad debt related to due from UniGuest                         (25,000)                 --             (25,000)
  Interest expense                                              (46,214)             (5,678)            (73,996)
                                                           ------------        ------------        ------------

Loss before provision for income taxes                       (1,620,765)         (1,981,664)         (4,301,196)

Income tax provisions                                                --                  --                  --
                                                           ------------        ------------        ------------

Net loss                                                   $ (1,620,765)       $ (1,981,664)       $ (4,301,196)
                                                           ============        ============        ============

Basic and diluted loss per common share                    $      (0.05)       $      (0.08)       $      (0.20)
                                                           ============        ============        ============

Basic and diluted weighted average
  common shares outstanding                                  32,007,270          23,378,738          21,759,550
                                                           ============        ============        ============




                 See Accompanying Notes to Financial Statements

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                    Common stock
                                                             -------------------------
                                                               Number                     Additional
                                                              of Shares       Amount    Paid-in capital
                                                             -----------   -----------    -----------
Balance, April 19, 2001 (Date of Inception of
 Limelight Media Group, Inc.)                                         --   $        --    $        --

Common stock issued to a founder for cash, $0.0165 per
 share                                                        15,000,000        15,000        232,725

Common stock issued in April 2001 to a founder
 for services, $0.0165 per share                               3,000,000         3,000         46,500

Common stock issued in September 2001 for the acquisition
 of Multinet International Corporation, Inc., $.001 per
 share                                                         2,431,000         2,431             --

Issuance of warrants in November 2001 for 1,000,000
 shares of common stock to a consultant with a weighted
 average exercise price of $1.00                                      --            --        350,000

Net loss                                                              --            --             --
                                                             -----------   -----------    -----------
Balance, December 31, 2001                                    20,431,000        20,431        629,225

Issuance of common stock to related party for prepaid
 consulting services at $0.65 per share                          760,000           760        493,240

Issuances of common stock to various consultants with a
 weighted average exercise price of $0.08 per share            1,100,000         1,100         83,900

600,000 shares of common stock given to
 various consultants by the President/stockholder
 to satisfy consulting agreements, valued at $0.65
 per share in exchange for stock payable                              --            --             --

Issuance of common stock for services, weighted average
 $0.35 per share                                                 905,000           905        315,845

Issuance of warrants for 500,000 shares of
 common stock to various consultants with a
 weighted average exercise price of $0.65                             --            --         25,000

Expensed portion of prepaid consulting services                       --            --             --

Issuance of common stock related to exercise of
 warrants at $0.50 per share                                      10,000            10          4,990

Issuance of common stock for cash, weighted average
 $0.10 per share                                               2,150,000         2,150        192,850

Issuance of common stock for promissory note
 receivable, $0.10 per share                                     200,000           200         19,800

Issuance of common stock for acquisition of
 UniGuest                                                        500,000           500         32,000

Issuance of common stock in satisfaction of
 due to stockholder                                            2,600,000         2,600        856,653

Issuance of common stock in satisfaction of
 loan payable                                                    600,000           600         74,400

Cancellation of common stock                                    (362,000)         (362)           362

Net loss                                                              --            --             --
                                                             -----------   -----------    -----------


                                                              Prepaid                        Total
                                                             Consulting    Accumulated   Stockholders'
                                                              Services       Deficit        Deficit
                                                             -----------   -----------    -----------
Balance, April 19, 2001 (Date of Inception of
 Limelight Media Group, Inc.)                                $        --   $        --    $        --

Common stock issued to a founder for cash, $0.0165 per
 share                                                                --            --        247,725

Common stock issued in April 2001 to a founder
 for services, $0.0165 per share                                      --            --         49,500

Common stock issued in September 2001 for the acquisition
 of Multinet International Corporation, Inc., $.001 per
 share                                                                --            --          2,431

Issuance of warrants in November 2001 for 1,000,000
 shares of common stock to a consultant with a weighted
 average exercise price of $1.00                                (291,666)           --         58,334

Net loss                                                              --      (698,767)      (698,767)
                                                             -----------   -----------    -----------
Balance, December 31, 2001                                      (291,666)     (698,767)      (340,777)

Issuance of common stock to related party for prepaid
 consulting services at $0.65 per share                         (494,000)           --             --

Issuances of common stock to various consultants with a
 weighted average exercise price of $0.08 per share              (85,000)           --             --

600,000 shares of common stock given to
 various consultants by the President/stockholder
 to satisfy consulting agreements, valued at $0.65
 per share in exchange for stock payable                        (535,950)           --       (535,950)

Issuance of common stock for services, weighted average
 $0.35 per share                                                      --            --        316,750

Issuance of warrants for 500,000 shares of
 common stock to various consultants with a
 weighted average exercise price of $0.65                        (25,000)           --             --

Expensed portion of prepaid consulting services                1,396,598            --      1,396,598

Issuance of common stock related to exercise of
 warrants at $0.50 per share                                          --            --          5,000

Issuance of common stock for cash, weighted average
 $0.10 per share                                                      --            --        195,000

Issuance of common stock for promissory note
 receivable, $0.10 per share                                          --            --         20,000

Issuance of common stock for acquisition of
 UniGuest                                                             --            --         32,500

Issuance of common stock in satisfaction of
 due to stockholder                                                   --            --        859,253

Issuance of common stock in satisfaction of
 loan payable                                                         --            --         75,000

Cancellation of common stock                                          --            --             --

Net loss                                                              --    (1,981,664)    (1,981,664)
                                                             -----------   -----------    -----------




                 See Accompanying Notes to Financial Statements

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                       Common stock
                                                                --------------------------
                                                                   Number                      Additional
                                                                 of Shares        Amount     Paid-in capital
                                                                -----------    -----------    -----------
Balance December 31, 2002                                        28,894,000         28,894      2,728,265


Issuance of common stock for cash, weighted average
 $0.03 per share                                                  2,580,331          2,580         80,420

Issuance of common stock for services, weighted average
 $0.11 per share                                                  1,727,000          1,727        193,743

Issuance of common stock to employees for services,
 weighted average $0.12 per share                                 2,026,000          2,026        241,094

Issuance of common stock to officers for services,
 weighted average $0.12 per share                                 2,968,555          2,969        230,004

Issuance of common stock for reduction in due to
 stockholder, $0.10 per share                                       580,000            580         57,420

Issuance of common stock related to loan fees, $0.09
 per share                                                        1,250,000          1,250         97,970

Issuance of common stock to officer for interest,
 $0.08 per share                                                    296,000            296         23,384

Issuance of common stock to an officer and various
 employees in satisfaction of accounts payable and
 accrued liabilities, $0.10 per share                                90,000             90          8,910

Issuance of warrants for 300,000 shares of common                        --             --         15,000
 stock related to loan fees

Expensed portion of prepaid consulting services                          --             --             --

Payment of due to stockholder by consultant through
 purchase of stockholder's warrants                                      --             --         57,500

Cancellation of common stock in relation to rescission of
 UniGuest acquisition                                              (500,000)          (500)       (32,000)

Net loss                                                                 --             --             --
                                                                -----------    -----------    -----------
Balance December 31, 2003                                        39,911,886    $    39,912    $ 3,701,710
                                                                ===========    ===========    ===========


                                                                  Prepaid                      Total
                                                                 Consulting   Accumulated   Stockholders'
                                                                  Services      Deficit        Deficit
                                                                -----------   -----------     -----------
Balance December 31, 2002                                           (35,018)   (2,680,431)         41,710


Issuance of common stock for cash, weighted average
 $0.03 per share                                                         --            --          83,000

Issuance of common stock for services, weighted average
 $0.11 per share                                                         --            --         195,470

Issuance of common stock to employees for services,
 weighted average $0.12 per share                                        --            --         243,120

Issuance of common stock to officers for services,
 weighted average $0.12 per share                                        --            --         232,973

Issuance of common stock for reduction in due to
 stockholder, $0.10 per share                                            --            --          58,000

Issuance of common stock related to loan fees, $0.09
 per share                                                               --            --          99,220

Issuance of common stock to officer for interest,
 $0.08 per share                                                         --            --          23,680

Issuance of common stock to an officer and various
 employees in satisfaction of accounts payable and
 accrued liabilities, $0.10 per share                                    --            --           9,000

Issuance of warrants for 300,000 shares of common                        --            --          15,000
 stock related to loan fees

Expensed portion of prepaid consulting services                      35,018            --          35,018

Payment of due to stockholder by consultant through
 purchase of stockholder's warrants                                      --            --          57,500

Cancellation of common stock in relation to rescission of
 UniGuest acquisition                                                    --            --         (32,500)

Net loss                                                                 --    (1,620,765)     (1,620,765)
                                                                -----------   -----------     -----------
Balance December 31, 2003                                       $        --   $(4,301,196)    $  (559,574)
                                                                ===========   ===========     ===========




                 See Accompanying Notes to Financial Statements

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                       For the Period
                                                                 For the Year      For the Year      From April 19, 2001
                                                                    Ended              Ended        (Inception) through
                                                              December 31, 2003  December 31, 2002   December 31, 2003
                                                                 -----------         ----------         -----------
Cash flows from operating activities:
Net loss                                                         $(1,620,765)       $(1,981,664)        $(4,301,196)
Adjustments to reconcile net loss to
net cash used by operating activities:
  Stock based compensation                                           730,261          1,713,348           2,553,874
  Depreciation                                                        27,797             19,236              53,913
  Bad debt related to note and related interest
    receivable                                                        91,269                 --              91,269
  Bad debt related to due from UniGuest                               25,000                 --              25,000
  Loss related rescission of UniGuest acquisition                     24,669                 --              24,669
  Amortization of loan fees paid in common stock                     114,220                 --             114,220
Gain on sale of fixed assets                                              --             (1,123)             (1,123)
  Changes in operating assets and liabilities:
  Change in accounts receivable                                      (16,402)           (19,300)            (35,702)
  Change in interest receivable                                           --             (3,395)             (4,769)
  Change in prepaid expenses                                              --              2,827                  --
  Change in deposit                                                       --              1,435                  --
  Change in accounts payable and accrued expenses                    (21,151)           113,041             127,378
  Change in other liabilities                                        111,647                 --             111,647
  Change in stocks payable to consultants                                 --           (119,156)                 --
                                                                 -----------        -----------         -----------
    Net cash used by operating activities                           (533,455)          (274,751)         (1,240,820)

Cash flows from investing activities:
  Loan made related to note receivable                                    --            (26,500)            (66,500)
  Sale of fixed assets                                                    --              3,950               3,950
  Decrease in cash due to rescission of acquisition                  (15,432)                --             (15,432)
  Purchase of fixed assets                                            (9,307)           (94,272)           (150,855)
                                                                 -----------        -----------         -----------
    Net cash used by investing activities                            (24,739)          (116,822)           (228,837)

Cash flows from financing activities:
  Change in due to stockholder                                       356,440             93,693             722,298
  Advance from convertible loans payable - related parties            52,500                 --              52,500
  Proceeds from loans payable                                         85,000            100,000             185,000
  Principal payments on loans payable                                (15,500)                --             (15,500)
  Advance from convertible loan payable                               10,000                 --              10,000
  Proceeds from issuance of common stock                              83,000            200,000             530,725
                                                                 -----------        -----------         -----------
    Net cash provided by financing activities                        571,440            393,693           1,485,023
                                                                 -----------        -----------         -----------

Net increase in cash                                                  13,246              2,120              15,366

Cash, beginning of period                                              2,120                 --                  --
                                                                 -----------        -----------         -----------

Cash, end of period                                              $    15,366        $     2,120         $    15,366
                                                                 ===========        ===========         ===========

Supplementary cash flow information:
  Cash payments for income taxes                                 $        --        $        --         $        --
                                                                 ===========        ===========         ===========
  Cash payments for interest                                     $        --        $        --         $        --
                                                                 ===========        ===========         ===========




                 See Accompanying Notes to Financial Statements

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                        For the Period
                                                                For the Year        For the Year      From April 19, 2001
                                                                   Ended               Ended         (Inception) through
                                                             December 31, 2003    December 31, 2002    December 31, 2003
                                                                ------------         ----------            --------
Non-cash financing activities:
  Prepaid portion of consulting agreement related to
    issuance of warrants for 1,000,000 shares of
    common stock                                                $         --         $        --            $291,666
                                                                ============         ===========            ========
Issuance of 4,431,000 shares of common stock for the
  acquisition of Multinet International Corporation, Inc.       $         --         $        --            $  4,431
                                                                ============         ===========            ========
Prepaid portion of consulting agreement related to
  issuance of 760,000 shares of common stock                    $         --         $   494,000            $494,000
                                                                ============         ===========            ========
Prepaid  portion of  consulting  agreement  related to
  600,000  shares of common stock  given by  President/
  shareholder  to  satisfy  consulting  agreement  in
  exchange for stock payable                                    $         --         $   535,950            $535,950
                                                                ============         ===========            ========
Prepaid portion of consulting agreement related to
  issuance of 1,100,000 shares of common stock                  $         --         $    85,000            $ 85,000
                                                                ============         ===========            ========
Prepaid portion of consulting agreement related to
  issuance of warrants for 500,000 shares of common
  stock to consultant                                           $         --         $    25,000            $ 25,000
                                                                ============         ===========            ========
Issuance of 200,000 shares of common stock for
  promissory note receivable                                    $         --         $    20,000            $ 20,000
                                                                ============         ===========            ========
Issuance of 500,000 shares of common stock for
  acquisition of UniGuest                                       $         --         $    32,500            $ 32,500
                                                                ============         ===========            ========
Issuance of 600,000 shares of common stock in
  satisfaction of stock payable - related party                 $         --         $   535,950            $535,950
                                                                ============         ===========            ========
Issuance of 2,000,000 shares of common stock in
  satisfaction of due to stockholder                            $         --         $   323,303            $323,303
                                                                ============         ===========            ========
Issuance of 600,000 shares of common stock in
  satisfaction of loan payable                                  $         --         $    75,000            $ 75,000
                                                                ============         ===========            ========
Issuance of 580,000 common stock for reduction
  in due to stockholder                                         $     58,000         $        --            $ 58,000
                                                                ============         ===========            ========
Issuance of 90,000 shares of common stock to an
  an officer and various employees in satisfaction
  of accounts payable and accrued liabilities                   $      9,000         $        --            $  9,000
                                                                ============         ===========            ========
Payment of due to stockholder by consultant through
  purchase of stockholder's warrants                            $     41,800         $        --            $ 41,800
                                                                ============         ===========            ========




                 See Accompanying Notes to Financial Statements

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Limelight Media Group, Inc. (formerly known as Showintel Networks, Inc.) (hereinafter referred to as the "Company" or
"Limelight") is a development stage company that plans to provide video-streaming technology to consumers and the entertainment industry. It is the Company's intention to develop the necessary infrastructure to deliver the video-streaming technology for profitable commercialization through internal development and licensing agreements with other companies to market and deploy products and services resulting from the Company's technology applications.

History - Multinet International Corporation, Inc. was incorporated on May 17, 1996 in the State of Nevada. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Limelight Media Group, Inc. (formerly known as Showintel Networks, Inc.), a Nevada Corporation, in exchange for 18,000,000 shares of Multinet's common stock ("Limelight Transaction"). Prior to the Limelight Transaction, Multinet was a non-operating public company with no operations or assets; and 2,431,000 shares of common stock issued and outstanding; and Limelight Media Group, Inc. was a privately held company with assets being used for the development of its video-streaming technology. The Limelight Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Limelight Transaction is equivalent to the issuance of stock by a private company (Limelight Media Group, Inc.) for the net monetary assets of a non-operational public company (Multinet), accompanied by a recapitalization. The accounting for the Limelight Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Limelight Media Group, Inc. Limelight Media Group, Inc. was incorporated on April 19, 2001. Therefore, these financial statements reflect activities from April 19, 2001 (Date of Inception for Limelight Media Group, Inc.) and forward.

Prior to the Limelight Transaction, Multinet International Corporation, Inc. operated a convenience store through Nikky D Corporation, a wholly owned subsidiary. In September 2001, the Company divested itself of Nikky D. Corporation. Multinet International Corporation, Inc. has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement No. 29. As a result of this divestiture, the Company became a non-operational public company.

During September 2002, the Company purchased all outstanding capital of Uniguest of Tennessee, Inc. ("UGT"), a Tennessee Corporation, in consideration of 500,000 shares of the Company's common stock. UGT installs and operates Public Internet Access Terminals primarily in hotels throughout the country. In October 2003, the Company rescinded the purchase agreement. (See Note 2).

Amended Articles of Incorporation - In October 2003, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to Limelight Media Group, Inc.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred a net loss of approximately $4,301,000 for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2003. The Company's current liabilities exceed its current assets by approximately $6450,000 as of December 31, 2003. The Company's net cash used from operating activities approximated $533,000 during the year ended December 31, 2003.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Business acquisition - The Uniguest business acquisition has been accounted for under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business' purchase price over the fair value of its tangible and identifiable intangible assets is then included in goodwill in the accompanying balance sheet.

As discussed in Note 2, the Company rescinded the Agreement related to the purchase of Uniquest in October 2003. The Company retroactively applied the rescission to June 30, 2003. Accordingly, the results of operations of the acquired business were included from the date of acquisition through June 30, 2003. All assets of the acquired company were removed and the appropriate losses have been recorded.

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

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during 2002, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. During 2003, goodwill was removed due to the rescission of the acquisition of UniGuest as discussed in Note 2.

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

As of December 31, 2003, the Company has available net operating loss carryforwards that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $4,218 and $7,500 for the years ended December 31, 2003 and 2002, respectively.

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

The Company granted no warrants or options to employees for compensation for the years ended 2003 and 2002, and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2003. All stock issued for compensation was recorded at the fair market value of the stock.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

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

New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 is not expected to have a material effect on the Company's financial statements.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

New accounting pronouncements (continued) In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

NOTE 2.     RESCISSION OF UNIGUEST ACQUISITION

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

The following unaudited pro forma condensed statements of operations are to present the results of operations of the Company as though the original acquisition and results of operation of UniGuest of Tennessee, Inc. had not occurred. The unaudited pro forma results of operations are based upon assumptions that the Company believes are reasonable and are based on the historical operations of Limelight Media Group, Inc. (formerly known as Showintel Networks, Inc.) and UniGuest of Tennessee, Inc.. The unaudited pro forma statements of operations are presented for informational purposes only.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 2.     RESCISSION OF UNIGUEST ACQUISITION (CONTINUED)

UNAUDITED PRO FORMA RESULTS FOR THE YEAR ENDED DECEMBER 31, 2003:

                                    Limelight          UniGuest of                              Limelight
                                  Media Group, Inc.   Tennessee, Inc.       Pro Forma        Media Group, Inc.
                                    (Pro forma)         (Pro forma)        Adjustments         (as reported)
                                   ------------        ------------        ------------        ------------
Revenues                           $      1,762        $     87,165                 $--        $     88,927
                                   ------------        ------------        ------------        ------------
Expenses                              1,463,596              51,115                  --           1,514,711
                                   ------------        ------------        ------------        ------------

Income (loss) from
  operations                         (1,461,834)             36,050                  --          (1,425,784)
Other income (expense)                 (137,483)                191             (49,669)       (186,961) (a)
                                   ------------        ------------        ------------        ------------

Income (loss) before
  provision for income taxes         (1,599,317)             36,241             (49,669)         (1,612,745)
                                   ------------        ------------        ------------        ------------

Income tax provisions                        --                  --                  --                  --
                                   ------------        ------------        ------------        ------------

Net income (loss)                  $ (1,599,317)       $     36,241        $    (49,699)       $ (1,612,745)
                                   ------------        ------------        ------------        ------------

Basic and diluted loss per
  common share                     $      (0.05)                                               $      (0.05)
                                   ------------                                                ------------

Basic and diluted weighted
  common shares outstanding          31,592,202                                                  32,007,270
                                   ------------                                                ------------

(a) Loss related to rescission of UniGuest acquisition totaling $24,669 and bad debt related to due from UniGuest totaling $25,000.

UNAUDITED PRO FORMA RESULTS FOR THE YEAR ENDED DECEMBER 31, 2002:

                                    Limelight          UniGuest of                              Limelight
                                  Media Group, Inc.   Tennessee, Inc.       Pro Forma        Media Group, Inc.
                                    (Pro forma)         (Pro forma)        Adjustments         (as reported)
                                   ------------        ------------        ------------        ------------
Revenues                           $     18,543        $     14,324                 $--        $     32,867
Expenses                              1,987,473              25,898                  --           2,013,371
                                   ------------        ------------        ------------        ------------

Loss from operations                 (1,968,930)            (11,574)                 --          (1,980,504)
Other expense                            (1,160)                 --                  --              (1,160)
                                   ------------        ------------        ------------        ------------

Loss before provision for
  income taxes                       (1,970,090)            (11,574)                 --          (1,981,664)
                                   ------------        ------------        ------------        ------------

Income tax provisions                        --                  --                  --                  --
                                   ------------        ------------        ------------        ------------

Net loss                           $ (1,970,090)       $    (11,574)                $--        $ (1,980,504)
                                   ------------        ------------        ------------        ------------

Basic and diluted loss per
  common share                     $      (0.08)                                               $      (0.08)
                                   ------------                                                ------------

Basic and diluted weighted
  common shares outstanding          23,314,353                                                  23,378,738
                                   ------------                                                ------------

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2003:

         Equipment                       $   120,253
         Furniture and fixtures               16,358
         Leasehold equipment                   1,760
                                         -----------
                                             138,371
         Less: accumulated depreciation       48,248
                                         -----------

         Fixed assets, net               $    90,123
                                         ===========

NOTE 4. NOTE RECEIVABLE

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

As of December 2003, the Company evaluated the note receivable and interest receivable totaling $86,500 and $4,769, respectively, and determined that it was doubtful the Company would collect the balances. Accordingly, the Company recorded bad debt related to note receivable totaling $91,269 for the entire outstanding balance of the note and interest receivable.

NOTE 5. DUE TO STOCKHOLDERS

Due to stockholders totaling $283,495 as of December 31, 2003 consist of the following:

         Unreimbursed expenses to various
           stockholders                           $   23,935

         Loan from the Company's President and
           majority stockholder                      154,560

         Accrued wages for the Company's
         President and majority stockholder          105,000
                                                  ----------

                                                  $  283,495
                                                  ==========

The above balances are non-interest bearing, unsecured, and due on demand.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6. CONVERTIBLE LOANS PAYABLE - RELATED PARTIES

As of December 31, 2003, convertible loans payable totaling $52,500 were payable to various employees and an officer of the Company. The loans are unsecured, bearing interest at 9% per annum, and are to be paid during November 2004. The employees and officer may convert all or a portion of the principal and interest into shares of the Company's common stock at 75% of the average closing bid price over the preceding five business days of public trading.

NOTE 7. LOANS PAYABLE

In February 2003, the Company borrowed funds from an individual totaling $15,000 maturing June 2004, unsecured, and bearing a simple interest rate of 9%. As of December 31, 2003 the outstanding principal balance totaled $4,500.

In March 2003, the Company borrowed funds from an individual totaling $10,000, which is due on demand, unsecured, and bearing no interest. As of December 31, 2003 the outstanding principal balance totaled $5,000.

In September 2002, an entity alleged it entered into a loan agreement with the Company during February 2002 totaling $54,000. The Company is defending on the basis the Company issued 89,000 shares of common stock in consideration of this balance. The Company is negotiating this balance and has recognized a liability of $25,000 as loan payable.

In June 2003, the borrowed funds from two individuals totaling $60,000 which matured September 18, 2003, unsecured, and bearing interest at 12%. In relation to the loans, the Company issued 650,000, 200,000, and 400,000 shares of its common stock in June, August, and December 2003, respectively, totaling $99,200. Additionally, the Company granted warrants for 300,000 totaling $15,000 shares of common stock which expired in September 2003. The shares and warrants related to these borrowed funds are deemed loan origination fees totaling $114,220, of which the entire balance has been expensed as of December 31, 2003. The Company is currently negotiating new terms to these loans.

NOTE 8. CONVERTIBLE LOAN PAYABLE

In August 2003, the Company borrowed funds from an individual totaling $10,000, maturing in August 2004, unsecured, and bearing interest at 12%. The individual is entitled to convert all or a portion of the principal balance into shares of the Company's common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company's common stock. As of December 31, 2003 the outstanding principal balance totaled $10,000.

NOTE 9. OTHER LIABILITIES

Unissued Stock - In December 2003, the Company received funds totaling $80,948 related to the sale of 2,632,227 shares of common stock which were not issued until January 2004 (see Note 15).

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9. OTHER LIABILITIES (CONTINUED)

Other - During October 2003, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with an individual whereby the Company agreed to issue 5,000,000 shares of its common stock in exchange for cash totaling $150,000. The Purchase Agreement also granted the individual an option to purchase an additional 3,333,000 shares of the Company's common stock at $0.03 per share.

During October 2003, the Company entered into an Employment Agreement with this same individual, whereby the Company employed the individual as an operations manager for the term of three years. The individual is entitled to compensation of $15,000 per month with the option to receive payment in the Company's common stock. Such shares would be determined by the bid price on the last day of the month preceding the date the salary was due. The Employment Agreement terminates during October 2006. However, the Company at its option may terminate the agreement but shall pay the individual's accrued salary, unreimbursed expenses, and all other compensation and benefits through the first six months or the termination date, whichever is greater.

Also during October 2003, the Company entered into a Consulting Agreement with this same individual whereby the individual would provide other services not set forth in the Employment Agreement in exchange for 1,000,000 shares of the Company's common stock totaling $109,000. The Consulting Agreement terminates during October 2006.

As of December 31, 2003, the individual paid $30,699 of the total $150,000 required under the Purchase Agreement. The Company rescinded all agreements with the individual as the individual did not pay the entire $150,000 as required by the Purchase Agreement and attempted to return the $30,699. The individual refused to accept the funds and filed a suit against the Company as discussed in
Note 13. The Company has recorded the $30,699 has part of other liability totaling $111,647.

NOTE 10. RELATED PARTY TRANSACTIONS

In April 2001, the Company issued 15,000,000 shares of its common stocks to its founder and President for cash consideration totaling $247,725 or $0.0165 per share.

In April 2001, the Company issued 3,000,000 shares of its common stocks to its founder and President for services at $0.0165 per share.

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

During the year ended December 31, 2002, the Company's President/stockholder had given 600,000 shares of the Company's common stock owned by him to various consultants for payment on consulting agreements entered into during 2001. The value of the shares at the consummation of these agreements were $0.65 per share which the Company recorded a stock payable-related party totaling $535,950 for these shares to be issued in the future to the Company's President/stockholder as replacement. The Company has expensed $535,950 for the year ended December 31, 2002. During November 2002, the Company issued 600,000 shares of its common stock to the President/stockholder of the Company in satisfaction of the stock payable-related.

In November 2002, the Company issued 2,000,000 and 600,00 shares of its common stock to the President and majority stockholder of the Company in satisfaction of due to stockholder totaling 859,253.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 10. RELATED PARTY TRANSACTIONS (CONTINUED)

In November 2002, the President and majority stockholder returned 362,000 shares of common stock to the Company which the Company cancelled.

In April 2003, the Company issued 580,000 shares of its common stock to the President and majority stockholder in satisfaction of a $58,000 reduction of due to stockholder.

In May 2003, the President and majority stockholder borrowed $40,000 from a third party lender using 296,000 shares of his personal common stock of the Company as collateral and loaned the $40,000 to the Company. In August 2003, the lender sold the stock in consideration of interest on the loan totaling $9,700. In December 2003, the Company issued 296,000 shares of common stock to the President to replace the stock sold by the lender . The Company recorded the issuance as interest expense totaling $23,680. Further, the President paid the loan in December 2003 along with an additional $17,238 in interest. As the proceeds from the loan were used to pay expenses on behalf of the Company, the Company increased the loan from the President and recorded interest expense totaling $17,238.

In June 2003, the Company issued 880,000 shares of its common stock to the President and majority stockholder for services at $0.11 per share.

In August 2003, the Company issued 1,383,555 shares of its common stock to the President and majority stockholder for services at $0.04 per share.

In October 2003, the Company issued 250,000 shares of its common stock to the President and majority stockholder for services at $0.11 per share.

On October 1, 2003, the Company entered into an Employment Agreement with Thadd Brooks to act as Internet Technology Manager for a term of three years, whereby he receives a base salary of $5,000 per month. Further, if funds are not available to pay the salary, Mr. Brooks will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

On October 1, 2003, the Company entered into an Employment Agreement with Richard McCourt to act as Field Operations Manager for a term of three years, whereby he receives a base salary of $5,000 per month. Further, if funds are not available to pay the salary, Mr. McCourt will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

On October 1, 2003, the Company entered into an Employment Agreement with John Fraier to act as Chief Financial Officer for a term of three years, whereby he receives a base salary of $7,000 per month. Further, if funds are not available to pay the salary, Mr. Fraier will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

On October 1, 2003, the Company entered into an Employment Agreement with Dorothy Garrington to act as Executive Assistant for a term of three years, whereby she receives a base salary of $4,000 per month. Further, if funds are not available to pay the salary, Mrs. Garrington will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

In November 2003, the Company issued 150,000 shares of its common stock to the President and majority stockholder for services at $0.12 per share.

In November 2003, the Company issued 155,000 shares of its common stock to an officer for services at $0.12 per share.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 10. RELATED PARTY TRANSACTIONS (CONTINUED)

In November 2003, the Company issued 2,026,000 shares of its common stock to various employees for services at $0.12 per share.

In December 2003, the company issued 90,000 shares of its common stock to an officer and various employees in satisfaction of accounts payable and accrued expenses at $0.10 per share.

In December 2003, the Company issued 150,000 shares of its common stock to the President and majority stockholder for services at $0.08 per share.

During the year ended 2003 the Company terminated their agreement with a former officer. The officer sued and won judgment for unpaid services totaling $16,800 and $25,000, respectively. The Company settled with the former officer with the assistance of a third party entity contracted to promote the Company's stock, who agreed to purchase the former officer's outstanding warrants to purchase 990,000 shares of the Company's common stock in exchange for $18,000. In return, the former officer agreed to forgive all remaining debts owed by the Company. Prior to the settlement, the Company had accrued $57,500 to the former officer. The Company recorded the satisfaction of this liability as a $57,500 contribution to additional paid-in capital.

NOTE 11. CONSULTING SERVICES

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

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 11. CONSULTING SERVICES (CONTINUED)

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

In September 2002, the Company entered into a consulting agreement with a company to provide investor relations for a period of twelve months in consideration of 300,000 shares of the Company's common stock and warrants to purchase 200,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of December 31, 2002. The Company has recorded expenses for $17,709 and $7,291 for the years ended December 31, 2003 and 2002, respectively.

In September 2002, the Company entered into a consulting agreement with a company to provide consulting and public relations for a period of thirteen months in consideration of 200,000 shares of the Company's common stock and warrants to purchase 300,000 shares of common stock with an weighted average exercise price of $0.75. The Company has valued this transaction at $25,000 under SFAS No. 123. The Company has issued both the common stocks and warrants as of September 30, 2002. The Company has recorded expenses for $17,309 and $7,691 for the years ended December 31, 2003 and 2002, respectively.

NOTE 12. STOCKHOLDERS' DEFICIT

Stock issuances - In September 2001 as discussed in Note 1, the Company issued 2,431,000 shares of its common stock for the acquisition of all the outstanding capital stock of Limelight Network, Inc. The Company recorded an expense of $2,431 during 2001 as a result of this transaction.

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

In August and September 2002, the Company issued 1,100,000 shares of its common stock to various consultants for prepaid consulting services valued at $85,000.

In September 2002, the Company issued 200,000 shares of its common stock for a note receivable totaling $20,000. The Company determined that the note was uncollectible and wrote off the entire balance for the year ended December 31, 2002.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 12. STOCKHOLDERS' DEFICIT (CONTINUED)

In November 2002, the Company issued 500,000 shares of its common stock for the acquisitions of UniGuest of Tennessee, Inc. These shares were cancelled in October 2003 as discussed in Note 2.

In November 2002, the Company issued 600,000 shares of its common stock in satisfaction of a loan payable valued at $75,000.

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

In November 2003, the Company issued 1,717,000 shares of its common stock for cash at $0.03 per share.

In November 2003, the Company issued 1,050,000 shares of its common stock for services at $0.12 per share.

In December 2003, the Company issued 833,331 shares of its common stock for cash at .03 per share.

Stock warrants - In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from April 19, 2001 (date of inception of Limelight Media Group, Inc.) through December 31, 2003:

                                                Number          Weighted
                                                  of             Average
                                                Shares       Exercise Price
                                              ---------      --------------

        Balance, April 19, 2001(Date of
        Inception)                                   --      $           --
          Warrants granted and assumed        1,000,000                0.75
          Warrants expired                           --                  --
          Warrants canceled                          --                  --
          Warrants exercised                         --                  --
                                              ---------      --------------

        Balance, December 31, 2001            1,000,000                0.75
          Warrants granted and assumed          500,000                0.65
          Warrants expired                           --                  --
          Warrants canceled                          --                  --
          Warrants exercised                     10,000                1.00
                                              ---------      --------------

        Balance, December 31, 2002            1,490,000                0.71
          Warrants granted and assumed          300,000                0.15
          Warrants expired                      300,000                0.15
          Warrants canceled                          --                  --
          Warrants exercised                         --                  --
                                              ---------      --------------
        Balance, December 31, 2003            1,490,000      $         0.71
                                              =========      ==============

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 12. STOCKHOLDERS' DEFICIT (CONTINUED)

The following table summarizes information about warrants outstanding at December 31, 2003:

                                                 Weighted
                                   Number         Average        Number
                                Outstanding     Remaining      Exercisable
                   Exercise        as of        Contractual      as of
                    Price         12/31/03         Life         12/31/03
                 -----------    -----------     -----------    -----------

                 $      0.25        100,000       2.0 years        100,000
                        0.50        700,000       1.3 years        700,000
                        1.00        690,000       1.3 years        690,000
                 -----------    -----------     -----------    -----------
                 $      0.71      1,490,000                      1,490,000
                 ===========    ===========     ===========    ===========

The following table summarizes information about warrants granted during the year ended December 31, 2003:

                                  Exercise Price
                                Equals, Exceeds or
               Number of         is Less Than Mkt.        Weighted                                Weighted
            Warrants Granted      Price of Stock          Average            Range of             Average
              During 2003          on Grant Date       Exercise Price     Exercise Price         Fair Value
            -----------------   ------------------     ---------------    -----------------      --------------
                           --         Equals           $            --    $              --      $           --
                      300,000         Exceeds          $          0.15    $            0.15      $         0.05
                           --        Less Than         $            --    $              --      $           --
            -----------------   ------------------     ---------------    -----------------      --------------

                      300,000                          $          0.15    $            0.15      $         0.05
            =================   ==================     ===============    =================      ==============

The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2003 and 2002; no dividend yield; expected volatility of 221.59% and 428.19%; risk free interest rates of 4% and 2.52%; and expected lives of 0.5 and 2.0 years. The Company valued the consulting services under SFAS No. 123 relating to the warrants that became exercisable upon grant in 2003 and 2002 for $15,000 and $25,000, respectively.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Legal proceedings - During February 2002, a company alleged claims against the Company for non-payment related to a consulting services agreement. The Company was unable to secure adequate financing to engage the consultant and no services were rendered however the consultant claims payments totaling $93,000 remain due. A default judgment was entered in favor of the consultant however execution of the judgment has not occurred due to misidentification of the Company. The Company intends to fully defend itself against these claims.

During September 2002, a company alleged it entered into a loan agreement with the Company during February 2002 totaling $54,000. The Company is defending on the basis the Company issued 89,000 shares of common stock in consideration of this balance. The Company is negotiating this balance and has recognized a liability of $25,000 as loan payable.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

As discussed in Note 9, the Company rescinded the Purchase Agreement, and Employment Agreement and Consulting Agreement with an individual. The individual filed suit against the Company alleging entitlement to the following: (i) 5,000,000 shares of the Company's common stock related to the Purchase Agreement, (ii) 1,000,000 shares of the Company's common stock related to the Consulting Agreement, (iii) the proxy to vote 17,000,000 shares of the Company's common stock currently held by the President, and (iv) payment under the Employment Agreement for the sum of $15,000 per month plus benefits. The Company has denied the relevant allegations and has filed counterclaims seeking damages of approximately $900,000. Through the date of this report, the individual has made a settlement offer for 100,000 shares of the Company's common stock, $30,000 and payment of attorney fees. The Company has not determined whether the offer will be accepted.

Abandoned operating lease - During 2002, the Company was subject to an operating lease for an office. Due to a default on the scheduled monthly payments the Company does not occupy the office space however may be subject to the terms under a non-cancelable operating lease if the space is not leased. Under the terms the Company would be obligated to pay approximately $26,000 as of December 31, 2003, as well as future minimum lease payments approximating $97,000. For the period from April 19, 2001 through December 31, 2002, total rent expense for the leased office approximated $53,200. For the year ended 2003, the Company has not recorded rent expense or liabilities for the leased office due to the lack of correspondence from the lessor.

Leased facility - The Company operates from a leased facility under a noncancellable operating lease. The lease calls for a base monthly rent of $2,800. As of December 31, 2003 and 2002, total rent expense for the leased facility approximated $19,600 and $--, respectively.

Future minimum rental payments required under the operating lease for the office facility as of December 31, 2003, are as follows:

                                 2004       $     33,996
                                 2005             33,996
                                 2006             14,165
                                            ------------
                                            $     82,257
                                            ============

NOTE 14. SUBSEQUENT EVENTS

Stock issuances - In January 2004, the Company issued 2,632,227 in satisfaction of other liabilities totaling $80,948 (see Note 9).

In January 2004, the Company issued 150,000 shares of common stock to the president and majority stockholder for services at $0.15 per share.

                          LIMELIGHT MEDIA GROUP, INC.
                  (FORMERLY KNOWN AS SHOWINTEL NETWORKS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 14. SUBSEQUENT EVENTS (CONTINUED)

Standby Equity Distribution Agreement - In February 2004, the Company entered into a Standby Equity Distribution Agreement ("Distribution Agreement") with Cornell Capital Partners, LP ("Cornell"). The Distribution Agreement entitles the Company to draw funds up to $12,000,000 from issuance of its common stock for an amount equal to 97% of the lowest closing bid price on the Over-the-Counter Bulleting Board or other principal market 5 days immediately following the advance notice date, expiring February 2006, subject to certain terms and conditions. Cornell Capital Partners will retain 5% of each advance under the Distribution Agreement. Additionally, the Distribution Agreement requires the Company to pay Cornell a commitment fee in the amount of $350,000 to be paid by the issuance of a Convertible Fee Debenture, as discussed below. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement.

Convertible Fee Debenture - In February 2004, pursuant to the Distribution Agreement, as discussed above, the Company issued a Convertible Fee Debenture ("Debenture") to Cornell totaling $350,000. The balance is unsecured, bears an interest rate of 5.0%, with principal and interest to automatically convert into the Company's common stock in February 2007. Additionally, Cornell is entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date.

Secured Convertible Debenture - In February 2004, the Company issued a secured Convertible Debenture to Cornell secured by the Company's assets. Upon closing, the Company received $250,000 and will receive an additional $250,000 upon filing the Form SB-2 with the Securities and Exchange Commission. The balance bears an interest rate of 5.0%, with principal and interest automatically converting to shares of the Company's common stock in February 2007. Cornell has the option of converting this loan to common stock, at the lower of a) twenty-five cents ($0.25) or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our directors, executive officers and key employees as of April 2, 2004, are as follows:

      NAME                 AGE   POSITION
      -------------------  ----  -----------------------------------------------
      David V. Lott        45    President, Chief Executive Officer and Director
      John Fraier          58    Chief Financial Officer
      Ron Ricciardi        42    Director
      Peter Kertes         54    Director


      The name, age, and respective position of each officer and director of Limelight is set forth below. Each Director shall serve until the next annual meeting of Limelight stockholders or until other officers and directors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Limelight's affairs.

DAVID LOTT

      Mr. Lott has served as President, Chief Executive Officer and a Director of Limelight since September 2001. Mr. Lott has 20 years experience in business development and management. In addition to his responsibility to Limelight, Mr. Lott is President and founder of Daody Management, Inc. Daody is a warehousing and storage management company in the Greater Memphis area of Tennessee and encompasses properties in several locales of southern Texas. Properties under his management include the Canon Computer Distribution Warehouse and PanAm Flight Training Academy. Mr. Lott developed this real estate, storage and management company since its inception in March 1992. In 1982, Mr. Lott founded and operated Landscapes Unlimited, Inc. Landscapes Unlimited, Inc. was a commercial landscape contract and management company. Mr. Lott orchestrated the company's sale to Orkin International in 1994.

RON RICCIARDI

      Mr. Ricciardi has served as a Director of Limelight since February 9, 2004. From June, 2003 to the present, Mr. Ricciardi has served as President and Chief Executive Officer of FBO Air, Inc., a company that acquires fixed base operations serving the general and private aviation marketplace across the United States. From August, 2001 to May, 2003, Mr. Ricciardi served as President and Chief Executive Officer of P&A Capital Partners, Inc. (and a predecessor organization), an entertainment finance company chartered to fund the distribution of independent films. Mr. Ricciardi was also the co-founder of eTurn, a high technology service provider. From June, 1999 to September 2000, Mr. Ricciardi served as eTurn's Chairman and Chief Executive Officer, where he developed a consolidation strategy, negotiated a pipeline potential merger and acquisition candidates, published placement memoranda and executed multiple private, institutional and venture capital presentations. From May, 1995 to May, 1999, Mr. Ricciardi served as President and Chief Executive Officer of Clearidge, Inc., a leading regional consumer products company, where he provided strategic and organizational development and led a consolidation effort, which included 14 transactions. From 1984 to 1993, Mr. Ricciardi served in multiple positions of increasing responsibility, including as an Area Vice-President for Pepsi-Cola Company.

PETER KERTES

      Mr. Kertes has served as a Director of Limelight since February 6, 2004. From 2003 to the present, Mr. Kertes has managed private assets for clients and family members. From 1997 to 2003, Mr. Kertes was founder, editor and owner of AlertInvestor.com; an online investment newsletter with respect to current events, market analysis and stock research. From 1993 to 1996, Mr. Kertes was Executive Director and partner in charge of the Budapest office of Central Europe Trust Co. Central Europe Trust Co. is a strategic and financial consulting firm in Eastern Europe. From 1992 to 1993, Mr. Kertes served as an Advisor to the State Property Agency of Hungary. Mr. Kertes advised with respect to the country's privatization strategy and implementation. Mr. Kertes assisted in securing sponsorship deals with Coca Cola and Fiat and handled protocol on the Prime Minister's State invitations. From 1984 to 1992, Mr. Kertes founded and ran Kertes, Moss & Co., a Houston based regional investment banking firm, specializing in corporate finance, merges and acquisitions and leverage buyouts. From 1982 to 1983, Mr. Kertes was CEO of Datalab, a public company providing information and data processing services to the healthcare and pharmaceutical industries. From 1978 to 1981, Mr. Kertes served as Finance Manager at M.W. Kellogg Co., an international engineering firm. From 1977 to 1978, Mr. Kertes worked for Paine Webber. Mr. Kertes received a B.A. of Harvard University and a Masters in Business Administration from the University of Chicago and University Catholique de Louvain (Belgium).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

      Based on available information, we believe that all filings with respect to Section 16(a) are current.

CODE OF ETHICS

      Limelight  has  adopted  a  formal  code of  ethics  that  applies  to our
principal  executive  officer  and  principal   accounting  officer,  all  other
officers, directors and employees. This code of ethics is filed with the Securities and Exchange Commission as an exhibit to our Annual Report for the year ended December 31, 2003.

COMMITTEES

      Currently, the Board of Director has not established any committees. Limelight does not have an audit committee nor has it appointed a financial expert for an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

                                                ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                           -----------------------------  -------------------------------------------------
                                                                                   AWARDS                   PAYOUTS
                                                                          -----------------------   -----------------------
                                                               OTHER      RESTRICTED   SECURITIES
                                                               ANNUAL       STOCK      UNDERLYING      LTIP     ALL OTHER
                                           SALARY   BONUS   COMPENSATION   AWARD(S)   OPTIONS/SARS   PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR      ($)      ($)        ($)          ($)          (#)          ($)         ($)
------------------------------    -------  -------  ------  ------------  ----------  ------------  ---------  ------------
              (A)                   (B)     (C)      (D)        (E)          (F)          (G)          (H)         (I)
------------------------------    -------  -------  ------  ------------  ----------  ------------  ---------  ------------
David V Lott(1)                   2003         --       --            --   2,000,000            --         --            --
                                  2002         --       --            --          --            --         --            --
                                  2001         --       --            --          --            --         --            --

_______________

(1) Mr. Lott became President of Limelight on September 26, 2001.

      The following table contains information regarding options granted during the year ended December 31, 2003 to Limelight's named executive officer.

                            OPTION/SAR GRANTS TABLE

                                                            % TOTAL
                                                         OPTIONS/SAR'S
                                                           GRANTED TO
                                  NO. OF SECURITIES    EMPLOYEES IN YEAR
                                      UNDERLYING       ENDED DECEMBER 31
                                    OPTIONS/SAR'S             2003          EXERCISE OR BASE PRICE
NAME                                 GRANTED (#)              (%)               ($ PER SHARE)           EXPIRATION DATE
------------------------------    -----------------    -----------------    ----------------------      ---------------
David V. Lott                                   --                --                   --                     --
President and Chief Executive
Officer

      The following table contains information regarding options exercised in the year ended December 31, 2003, and the number of shares of common stock underlying options held as of December 31, 2003, by Limelight's named executive officer.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES

                                                                                                   VALUE OF UNEXERCISED
                                                               NUMBER OF SECURITIES UNDERLYING          IN-THE-MONEY
                                                                  UNEXERCISED OPTIONS/SAR'S            OPTIONS/SAR'S
                                    SHARES                                AT FY-END                      AT FY-END
                                 ACQUIRED ON        VALUE     --------------------------------  -----------------------------
                                   EXERCISE       REALIZED                   (#)                            ($)
                               ---------------  ------------  --------------------------------  -----------------------------
NAME                                 (#)             ($)         EXERCISABLE     UNEXCERSIABLE   EXERCISABLE   UNEXERCSIABLE
----------------------------   ---------------  ------------  ---------------  ---------------  ------------  ---------------
David V. Lott                         --               --              --                --             --            --
President and
Chief Executive Officer


STOCK OPTION GRANTS IN THE PAST FISCAL YEAR

      We have not issued any grants of stock options in the past fiscal year to any officer or director.


EMPLOYMENT AGREEMENT

      Currently, we have written employment agreements with four of our employees.

      On October 1, 2003, the Company entered into an Employment Agreement with Thadd Brooks to act as Internet Technology Manager for a term of three years, whereby he receives a base salary of $5,000 per month. Further, if funds are not available to pay the salary, Mr. Brooks will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

      On October 1, 2003, the Company entered into an Employment Agreement with Richard McCourt to act as Field Operations Manager for a term of three years, whereby he receives a base salary of $5,000 per month. Further, if funds are not available to pay the salary, Mr. McCourt will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

      On October 1, 2003, the Company entered into an Employment Agreement with John Fraier to act as Chief Financial Officer for a term of three years, whereby he receives a base salary of $7,000 per month. Further, if funds are not available to pay the salary, Mr. Fraier will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

      On October 1, 2003, the Company entered into an Employment Agreement with Dorothy Garrington to act as Executive Assistant for a term of three years, whereby she receives a base salary of $4,000 per month. Further, if funds are not available to pay the salary, Mrs. Garrington will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

OTHER COMPENSATION

      There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of Limelight in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by Limelight. No remuneration is proposed to be paid in the future directly or indirectly by Limelight to any officer or director since there is no existing plan, which provides for such payment, including a stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents certain information regarding the beneficial ownership of all shares of common stock at April 1, 2004 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 51,694,377 common shares issued and outstanding at April 1, 2004 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at April 1, 2004 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                          PRINCIPAL SHAREHOLDERS
--------------------------------------------------------------------------------
                                                          AMOUNT OF     PERCENT
                                                         BENEFICIAL     OF CLASS
TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER    OWNERSHIP       (1)
----------------  -------------------------------------  ------------  ---------

Common            David V. Lott Living Trust              17,407,000      33.7%
                  (Officer/Director)
                  1701 Tall Forrest Lane
                  Collierville TN  38017

Common            John Fraier                                195,000          *
                  8000 Centerview Parkway, Suite 115
                  Memphis, TN  38018

Common            Ron Ricciardi                              400,000          *
                  8000 Centerview Parkway, Suite 115
                  Memphis, TN  38018


Common            Peter Kertes                             4,333,665      8.38%
                  8000 Centerview Parkway, Suite 115
                  Memphis, TN  38018


Common            All Officers and Directors as a Group
                  (4 individuals)                         22,335,615     43.21%

_______________

*     Represents less than 1%.


(1) Applicable percentage of ownership is based on 51,694,377 shares of common stock outstanding as of April 1, 2004 together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2004 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 1, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the last two years, other than as set forth below, there has not been any transaction, or proposed transactions, to which Limelight was or is to be a party, in which any of the officers, directors, key employees, or 5% or greater shareholders, had or are to have a direct or indirect material interest.

      On April 15, 2003, the Company issued 580,000 shares of its common stock to David Lott, our President, in satisfaction of a $58,000 reduction of due to stockholder. On the date of issuance, the market price of the common stock was $0.08.

      In May 2003, David Lott, our President, borrowed $40,000 from a third party lender using 296,000 shares of his personal common stock of the Company as collateral and loaned the $40,000 to the Company. In August 2003, the lender sold the stock in consideration of interest on the loan totaling $9,700. On December 17, 2003, the Company issued 296,000 shares of common stock to the President to replace the stock sold by the lender. On the date of issuance, the market price of the common stock was $0.099. The Company recorded the issuance as interest expense totaling $23,680. Further, the President paid the loan in December 2003 along with an additional $17,238 in interest. As the proceeds from the loan were used to pay expenses on behalf of the Company, the Company increased the loan from the President and recorded interest expense totaling $17,238.

      On June 11, 2003, the Company issued 880,000 shares of our common stock to David Lott, our President, for services at $0.11 per share. On the date of issuance, the market price of the common stock was $0.119.

      On October 22, 2003, the Company issued 1,383,555 shares of our common stock to David Lott, our President, for services at $0.04 per share. On the date of issuance, the market price of the common stock was $0.099.

      On October 22, 2003, the Company issued 250,000 shares of our common stock to David Lott, our President, for services at $0.11 per share. On the date of issuance, the market price of the common stock was $0.099.

      On October 1, 2003, the Company entered into an Employment Agreement with Thadd Brooks to act as Internet Technology Manager for a term of three years, whereby he receives a base salary of $5,000 per month. Further, if funds are not available to pay the salary, Mr. Brooks will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

      On October 1, 2003, the Company entered into an Employment Agreement with Richard McCourt to act as Field Operations Manager for a term of three years, whereby he receives a base salary of $5,000 per month. Further, if funds are not available to pay the salary, Mr. McCourt will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

      On October 1, 2003, the Company entered into an Employment Agreement with John Fraier to act as Chief Financial Officer for a term of three years, whereby he receives a base salary of $7,000 per month. Further, if funds are not available to pay the salary, Mr. Fraier will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

      On October 1, 2003, the Company entered into an Employment Agreement with Dorothy Garrington to act as Executive Assistant for a term of three years, whereby she receives a base salary of $4,000 per month. Further, if funds are not available to pay the salary, Mrs. Garrington will be paid in shares of the Company's common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

      On November 14, 2003, the Company issued 150,000 restricted shares of our common stock to David Lott, our President, for services at $0.12 per share. On the date of issuance, the market price of the common stock was $0.119.

      On November 14, 2003, the Company issued 155,000 restricted shares of our common stock to John Fraier, an officer of our Company, for services at $0.12 per share. On the date of issuance, the market price of the common stock was $0.119.

      On November 14, 2003, the Company issued 2,026,000 restricted shares of our common stock to various employees for services at $0.12 per share. On the date of issuance, the market price of the common stock was $0.119.

      On December 17, 2003, the company issued 90,000 restricted shares of our common stock to John Fraier, an officer of our Company, and various employees in satisfaction of accounts payable and accrued expenses at $0.10 per share. On the date of issuance, the market price of the common stock was $0.099.

      On December 17, 2003, the Company issued 150,000 restricted shares of our common stock to David Lott, our President, for services at $0.08 per share. On the date of issuance, the market price of the common stock was $0.099.

      During the year ended 2003, the Company terminated their agreement with a former officer. The officer sued and won judgment for unpaid services totaling $16,800 and $25,000, respectively. The Company settled with the former officer with the assistance of a third party entity contracted to promote the Company's stock, who agreed to purchase the former officer's outstanding warrants to purchase 990,000 shares of the Company's common stock in exchange for $18,000. In return, the former officer agreed to forgive all remaining debts owed by the Company. Prior to the settlement, the Company had accrued $57,500 to the former officer. The Company recorded the satisfaction of this liability as a $57,500 contribution to additional paid-in capital.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(A)   EXHIBITS:

EXHIBITS NO.    DESCRIPTION                                         LOCATION
-------------   ------------------------------------------------    --------------------
31.1            Certification Pursuant to Section 302               Provided herewith

31.2            Certification Pursuant to Section 302               Provided herewith

32.1            Certification Pursuant to 18 U.S.C. Section 1350    Provided herewith

32.2            Certification Pursuant to 18 U.S.C. Section 1350    Provided herewith

(B)   REPORTS ON FORM 8-K:

      None.

PRINCIPALS ACCOUNTANT FEES AND SERVICES

      A total of $21,266 was paid during 2003 for auditor accounting fees. No other services were provided by our independent auditors.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004                       LIMELIGHT MEDIA GROUP, INC, INC.

                                           By: /s/David V. Lott
                                              ----------------------------------
                                                 David V. Lott





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                 DATE


/s/David V. Lott
-------------------
David V. Lott             Director, President and Chief
                          Executive Officer                     April 14, 2004
/s/ John Fraier
-------------------
John Fraier               Chief Financial Officer               April 14, 2004

/s/Ronald Ricciardi
-------------------
Ronald Ricciardi          Director                              April 14, 2004

/s/Peter Kertes
-------------------
Peter Kertes              Director                              April 14, 2004