Form 10QSB
period 2004-03-31
LIMELIGHT MEDIA GROUP INC
filed 2004-05-17
CIK 1104161

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-09358

                           LIMELIGHT MEDIA GROUP, INC

                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                              88-0441338
-------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


8000 CENTERVIEW PARKWAY, SUITE 115, MEMPHIS, TENNESSEE             38018
------------------------------------------------------             -----
     (Address of Principal Executive Offices)                    (Zip Code)


                                 (901) 757-0195
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                            SHOWINTEL NETWORKS, INC.
                            ------------------------
                             (Issuer's Former Name)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 51,947,663 shares of Common Stock outstanding as of May 12, 2004.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                              $     2,113
                                                                    -----------
     Total current assets                                                 2,113

Fixed assets,net                                                         97,318
                                                                    -----------

Total assets                                                        $    99,431
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $   213,964
  Due to stockholder                                                    306,166
  Convertible loans payable - related parties                            52,500
  Loans payable                                                          29,500
  Convertible loans payable                                              75,400
  Other liabilities                                                      36,032
                                                                    -----------
     Total current liabilities                                          713,562

Long-term liabilities
  Convertible debenture                                                 250,000
  Convertible fee debenture                                             340,000
                                                                    -----------
                                                                        590,000

Total liabilities                                                     1,303,562

Commitments and contingencies                                                --

Stockholders' deficit
  Common stock - $.001 par value, 100,000,000 shares
     authorized, 51,694,377 shares issued and outstanding                51,695
  Additional paid-in capital                                          5,626,515
  Loan fees related to standy equity distrubtion agreement             (340,000)
  Accumulated deficit                                                (6,542,341)
                                                                    -----------
     Total stockholders' deficit                                     (1,204,131)
                                                                    -----------

  Total liabilities and stockholders' deficit                       $    99,431
                                                                    ===========


                 See Accompanying Notes to Financial Statements

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              For the Period
                                                           For the Three    For the Three   From April 19, 2001
                                                           Months Ended      Months Ended   (Inception) through
                                                          March 31, 2004    March 31, 2003    March 31, 2004
                                                          --------------    --------------  -------------------

Revenue                                                    $         --      $     45,325      $    121,794

Cost of revenue                                                      --            13,995            71,243
                                                           ------------      ------------      ------------

Gross profit                                                         --            31,330            50,551

General and administrative expenses
    Bad debt                                                         --                --            16,863
    Consulting fees                                           1,346,116           120,339         4,268,796
    Depreciation                                                  7,301             6,778            61,214
    Other general and administrative expenses                   516,997            42,920         1,666,437
                                                           ------------      ------------      ------------

      Total general and administrative expenses               1,870,414           170,037         6,013,310
                                                           ------------      ------------      ------------

Loss from operations                                         (1,870,414)         (138,707)       (5,962,759)

Other income (expense)
    Interest income                                                  --                --             4,960
    Gain on sale of fixed asset                                      --                --             1,123
    Loss related to rescission of UniGuest acquisition               --                --           (24,669)
    Bad debt related to note receivable                              --                --           (91,269)
    Bad debt related to due from UniGuest                            --                --           (25,000)
    Interest expense                                           (370,731)           (1,305)         (444,727)
                                                           ------------      ------------      ------------

Loss before provision for income taxes                       (2,241,145)         (140,012)       (6,542,341)

Income tax provisions                                                --                --                --
                                                           ------------      ------------      ------------

Net loss                                                   $ (2,241,145)     $   (140,012)     $ (6,542,341)
                                                           ============      ============      ============

Basic and diluted loss per common share                    $      (0.05)     $      (0.00)     $      (0.29)
                                                           ============      ============      ============

Basic and diluted weighted average
    common shares outstanding                                47,731,685        29,100,357        22,419,663
                                                           ============      ============      ============

                 See Accompanying Notes to Financial Statements

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                          Loan Fees
                                                                                          Related to
                                                        Common stock                        Standby
                                                  -----------------------    Additional     Equity                        Total
                                                     Number                   Paid-in    Distribution    Accumulated   Stockholders'
                                                   of Shares      Amount      capital      Agreement       Deficit       Deficit
                                                  -----------   ---------   -----------  ------------    -----------   -------------
Balance December 31, 2003                          39,911,886   $  39,912   $ 3,701,710   $       --    $(4,301,196)   $  (559,574)

Issuance of common stock for cash, weighted
   average $0.04 per share                          5,374,998       5,375       203,792           --             --        209,167

Issuance of common stock for services, weighted
   average $0.36 per share                          3,213,600       3,214     1,151,518           --             --      1,154,732

Issuance of common stock to officer for services,
   weighted average $0.31 per share                   300,000         300        92,700           --             --         93,000

Issuance of common stock in satisfaction of other
   liabilities, $0.03 per share                     2,548,893       2,549        78,399           --             --         80,948

Beneficial conversion feature of loans payable
   and debenture                                           --          --       174,842           --             --        174,842

Issuance of common stock for interest
   $0.47 per share                                    400,000         400       187,600           --             --        188,000

Warrants granted for services                              --          --        35,899           --             --         35,899

Cancellation of common stock                          (55,000)        (55)           55           --             --             --

Loan fees related to standby equity distribution
   agreement                                               --          --            --     (340,000)            --       (340,000)

Net loss                                                   --          --            --           --     (2,241,145)    (2,241,145)
                                                  -----------   ---------   -----------   ----------    -----------    -----------

Balance March 31, 2004 (Unaudited)                 51,694,377   $  51,695   $ 5,626,515   $ (340,000)   $(6,542,341)   $(1,204,131)
                                                  ===========   =========   ===========   ==========    ===========    ===========


                 See Accompanying Notes to Financial Statements

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       For the Period
                                                              For the Three       For the Three     From April 19, 2001
                                                               Months Ended        Months Ended     (Inception) through
                                                             March 31, 2004       March 31, 2003       March 31, 2004
                                                             --------------       --------------    -------------------
Cash flows from operating activities:
   Net loss                                                    $(2,241,145)        $  (140,012)        $(6,542,341)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                    1,471,631              81,489           4,025,505
     Depreciation                                                    7,301               6,777              61,214
     Beneficial conversion feature of loans payable and
       debenture                                                   174,842                  --             174,842
     Bad debt related to note and related interest
       receivable                                                       --                  --              91,269
     Bad debt related to due from UniGuest                              --                  --              25,000
     Loss related rescission of UniGuest acquisition                    --                  --              24,669
     Amortization of loan fees paid in common stock                     --                  --             114,220
     Gain on sale of fixed assets                                       --                  --              (1,123)
   Changes in operating assets and liabilities:
     Change in accounts receivable                                      --             (43,124)            (35,702)
     Change in interest receivable                                      --                  --              (4,769)
     Change in accounts payable and accrued expenses               106,443              31,096             233,821
     Change in other liabilities                                     5,333                  --             116,980
                                                               -----------         -----------         -----------
       Net cash used by operating activities                      (475,595)            (63,774)         (1,716,415)

Cash flows from investing activities:
   Loan made related to note receivable                                 --                  --             (66,500)
   Sale of fixed assets                                                 --                  --               3,950
   Decrease in cash due to rescission of acquisition                    --                  --             (15,432)
   Purchase of fixed assets                                        (14,496)                 --            (165,351)
                                                               -----------         -----------         -----------
       Net cash used by investing activities                       (14,496)                 --            (243,333)

Cash flows from financing activities:
   Change in due to stockholder                                     22,671              14,862             744,969
   Advance from convertible loans payable - related parties             --                  --              52,500
   Proceeds from loans payable                                          --              44,060             185,000
   Principal payments on loans payable                              (5,000)                 --             (20,500)
   Advance from convertible loan payable                                --                  --              10,000
   Proceeds from convertible debenture                             250,000                  --             250,000
   Proceeds from issuance of common stock                          209,167               3,000             739,892
                                                               -----------         -----------         -----------
       Net cash provided by financing activities                   476,838              61,922           1,961,861
                                                               -----------         -----------         -----------

Net change in cash                                                 (13,253)             (1,852)              2,113

Cash, beginning of period                                           15,366               2,120                  --
                                                               -----------         -----------         -----------

Cash, end of period                                            $     2,113         $       268         $     2,113
                                                               ===========         ===========         ===========

Supplementary cash flow information:
   Cash payments for income taxes                              $        --         $        --         $        --
                                                               ===========         ===========         ===========
   Cash payments for interest                                  $        --         $        --         $        --
                                                               ===========         ===========         ===========

Non-cash financing activities:
   Issuance of 2,548,893 shares of common stock
     in satisfaction of other liabilities                      $    80,948         $        --         $    80,948
                                                               ===========         ===========         ===========


                 See Accompanying Notes to Financial Statements

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of Limelight Media Group, Inc.

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

      The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of the Company.

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

NOTE 2 - GOING CONCERN

      The Company incurred a net loss of approximately $6,542,000 for the period from April 19, 2001 (Date of Inception) through March 31, 2004. The Company's current liabilities exceed its current assets by approximately $711,000 as of March 31, 2004. The Company's net cash used by operating activities approximated $1,716,000 for the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through March 31, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

      The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - DUE TO STOCKHOLDER

      Due to Company's President and majority stockholder totaling $306,166 as of March 31, 2004 consisted of the following:

          Unreimbursed expenses to the Company's
            President and majority stockholder                $ 23,678

          Loan from the Company's President
            and majority stockholder                           173,988

          Accrued wages for the Company's
            President and majority stockholder                 108,500
                                                              --------
                                                              $306,166
                                                              ========

NOTE 4 - CONVERTIBLE LOANS PAYABLE

      In February 2004, the Company entered into two Convertible Loan Agreements to satisfy outstanding loans payable of $54,500 (including accrued interest of $4,500) and $10,900 (including accrued interest of $900). The convertible loans mature in February 2005, are unsecured, and bear interest at 12% per annum, which is payable in cash or shares of stock at the conversion rate outlined below. The individuals are entitled to convert all or any portion of the principal balances into shares of the Company's common stock at a conversion price of 75% of the average of the closing bid prices for the five trading days immediately preceding the conversion date. The Company recorded the estimated value of the conversion feature totaling $49,842 to interest expense.

      In August 2003, the Company borrowed funds from an individual totaling $10,000, maturing in August 2004, unsecured, and bearing interest at 12%. The individual is entitled to convert all or a portion of the principal balance into shares of the Company's common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company's common stock. As of March 31, 2004 the outstanding principal balance totaled $10,000.

NOTE 5 - STANDBY EQUITY DISTRIBUTION AGREEMENT

      In February 2004, the Company entered into a Standby Equity Distribution Agreement ("Distribution Agreement") with Cornell Capital Partners, LP ("Cornell"). The Distribution Agreement entitles the Company to draw funds up to $12,000,000 from issuance of its common stock for an amount equal to 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market 5 days immediately following the advance notice date, expiring February 2006, subject to certain terms and conditions. Cornell Capital Partners will retain 5% of each advance under the Distribution Agreement. Additionally, the Distribution Agreement requires the Company to pay Cornell a commitment fee in the amount of $340,000 to be paid by the issuance of a Convertible Fee Debenture, as discussed in
      Note 6. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement.

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - CONVERTIBLE FEE DEBENTURE

      In February 2004, pursuant to the Distribution  Agreement, as discussed in
      Note 5, the Company issued a Convertible Fee Debenture ("Debenture") to Cornell totaling $340,000. The balance is unsecured, bears an interest rate of 5.0%, with principal and interest to automatically convert into the Company's common stock in February 2007. Additionally, Cornell is entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date.

NOTE 7 - SECURED CONVERTIBLE DEBENTURE

      In February 2004, the Company issued a Secured Convertible Debenture to Cornell secured by all Company assets. Upon closing, the Company received $250,000 and will receive an additional $250,000 upon filing the Form SB-2 with the Securities and Exchange Commission. The balance bears an interest rate of 5.0%, with principal and interest automatically converting to shares of the Company's common stock in February 2007. Cornell has the option of converting this loan to common stock, at the lower of a) fifty-two cents ($0.52), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

NOTE 8 - CONSULTING SERVICES

      In January 2004, the Company entered into a Consulting Agreement with a company to provide investor relation services for a period of twelve months in exchange for 500,000 shares of the Company's common stock and a monthly fee of $1,000. The Company issued the stock totaling $85,000 in January 2004.

      In February 2004, the Company entered into an Agreement with an entity to produce twelve programming episodes (one per month) for distribution to the Company's closed-circuit networks over the course of one year. The Company's cost per episode will not be less than $46,666, and is determined by a mutually pre-approved budget. The Company has recorded expenses related to the agreement of $113,332 for the three months ended March 31, 2004.

      In February 2004, the Company entered into a Common Stock Purchase Agreement with an entity to purchase 175,000 shares of the Company's common stock in exchange for $25,000 in cash and an additional 175,000 shares in exchange for services totaling $89,250. In addition, if the open market price on the closing bid is below fifty cents for three consecutive days during the thirty days following an effective registration, the buyer is entitled to a pro-rata adjustment to the number of shares equal to a 50% discount to the lowest bid price of those three days.

NOTE 9 - COMMON STOCK

      In January 2004, the Company issued 2,548,893 in satisfaction of other liabilities at $0.03 per share.

      In January 2004, the Company issued 150,000 shares of common stock to the President and majority stockholder for services at $0.15 per share.

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - COMMON STOCK (CONTINUED)

      In January 2004, the Company issued 2,362,221 shares of its common stock for cash at $0.03 per share.

      In January 2004, the Company issued 500,000 shares of its common stock for services at $0.17 per share.

      In January 2004, the Company issued 1,500,000 shares of its common stock for services at $0.30 per share.

      In January 2004, the Company issued 1,000,000 shares of its common stock for services at $0.49 per share.

      In February 2004, the Company issued 400,000 shares of its common stock for interest at $0.47 per share.

      In February 2004, the Company issued 187,000 shares of its common stock for services at $0.30 per share.

      In February 2004, the Company issued 150,000 shares of common stock to the President and majority stockholder for services at $0.47 per share.

      In February 2004, the Company issued 3,012,777 shares of its common stock for cash at $0.05 per share.

      In February 2004, the Company granted warrants to purchase 100,000 shares of common stock at $0.25 per shares. The warrants vest immediately, expire in April 2005 and are valued at $35,899 using the Black Scholes method.

      In March 2004, the Company cancelled 55,000 shares of its common stock.

      In March 2004, the Company issued 26,600 shares of its common stock for services at $0.37 per share.

NOTE 10 - SUBSEQUENT EVENTS

      In April 2004, the Company issued a convertible note payable with a principal amount of $7,500, which was immediately converted into 52,338 shares of common stock per the agreement's conversion feature.

      In April 2004, the Company issued 75,330 shares of common stock resulting from the conversion of a convertible note payable to an individual with a principal balance of $10,000 as of March 31, 2003.

      SECURED CONVERTIBLE DEBENTURE - In May 2004 the Company filed the Form SB-2 with the Securities and Exchange Commission and received the additional $250,000, see Note.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

INTRODUCTORY STATEMENTS

      FORWARD-LOOKING STATEMENTS

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This filing  contains  forward-looking  statements,  including  statements regarding, among other things, (a) our Company's projected sales and profitability, (b) our Company's business plan and growth strategies (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

OVERVIEW

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

EMPLOYEES

      As of May 12, 2004, Limelight had seven (7) employees. Limelight intends to hire additional employees upon securing the necessary operational and equipment financing. All of our employees are located at the Company's headquarters in Tennessee. None of the Company's employees are subject to any collective bargaining agreement.

CRITICAL ACCOUNTING POLICIES

      RESEARCH AND DEVELOPMENT COSTS

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

     The Company did not grant any warrants or options to employees for compensation for the years ended 2003 and 2002, and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through March 31, 2004. All stock issued for compensation was recorded at the fair market value of the stock. In December 2002, the Financing Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

      None of these policies had any material or substantial effect upon our operations.

GOING CONCERN

     Our independent auditors have added an explanatory paragraph in connection with the December 31, 2003 financial statements, which states that our Company is in the development stage and has incurred a net loss of approximately $6,542,000 million for the period from April 19, 2001 through December 31, 2003. Our current liabilities exceed our current assets. These conditions give rise to substantial debt about our Company's ability to continue as a going concern. Our Company's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result form the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO THE THREE MONTH ENDED MARCH 31, 2003

     Revenue. Revenue for the three months ended March 31, 2004 was $0 compared with $45,325 for the three months ended March 31, 2003. This decrease was the result of the rescission of the Uniguest purchase in October 2003.

     Cost Of Revenue. Cost of Revenue for the three months ended March 31, 2004 was $0 compared with $13,995 for the three month ended March 31, 2003. This decrease was the result of the rescission of the Uniguest purchase in October 2003.

      Gross Profit. Gross profit was $0 for the three months ended March 31, 2004, as compared with $31,330 for the three months ended March 31, 2003. This decrease was the result of the rescission of the Uniguest purchase in October 2003.

     General And Administrative. General and administrative expenses were $1,870,414 for the three months ended March 31, 2004 as compared to $170,037 for the three months ended March 31, 2003, an increase of $1,700,377 or 1,000%. The increase resulted primarily from increased compensation paid to consultants retained by the Company and expenses related to the transaction with Cornell Capital.

      Net Loss. The net loss for the three months ended March 31, 2004 was $2,241,145 for the three months ended March 31, 2004 as compared to $140,012 for the three months ended March 31, 2003, an increase of $2,101,133 or 1,501%.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004, we had cash and other current assets totaling $2,113 as compared to $67,461 as of March 31, 2003. The significant decrease in our current asset position is attributable to the net loss from operating activities and the rescission of the Uniguest purchase agreement. As of March 31, 2004, we had approximately $97,318 in fixed assets, net, as compared to $106,893 as of March 31, 2003. As of March 31, 2004, our total current liabilities were $713,562, consisting primarily of $306,166 due to stockholders and $213,964 of accounts payable.

     On  February  17,  2004,  we  entered  into a Standby  Equity  Distribution
Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $12 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Limelight for 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $12 million. The maximum of each advance is equal to $170,000 and the maximum amount of advances in any thirty day period cannot exceed $510,000.

     As of February 17, 2004, we entered into a securities purchase agreement for the issuance of a a Secured Convertible Debentures to Cornell Capital Partners in the principal amount of $500,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. At Limelight's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture corner capital partners cannot convert such debenture for a number of shares of common stock of Limelight in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of the outstanding shares of common stock of Limelight. We received $250,000 from the issuance of the Secured Convertible Debenture on February 17, 2004 and an additional $250,000 after filing a registration statement on Form SB-2 with the Securities and Exchange Commission on May 5, 2004.

      In the absence of outside financing, we believe that we have sufficient cash to operate for approximately one (1) month.

CERTAIN BUSINESS RISK FACTORS

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $4,301,196 as of December 31, 2003. For the years ended December 31, 2003 and 2002, we incurred a net loss of $1,620,765 and $1,981,664, respectively. For the three months ended March 31, 2004, we incurred a net loss of $2,241,145. We anticipate that we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to expand deployment locations and to sell advertising time. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement which we have entered into with Cornell Capital Partners. If we incur any problems in drawing down the Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

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

      WE HAVE A WORKING CAPITAL DEFICIT; WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      We have relied on significant external financing to fund our operations. As of March 31, 2004, we had $2,113 of cash on hand and our total current assets were $2,113. Our current liabilities were $713,562. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $3 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     We are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by the Standby Equity Distribution Agreement. The amount of each advance under the Standby
Equity Distribution Agreement is $170,000 and a maximum advance amount in any 30-calendar-day period is $510,000. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. At a recent stock price of $0.40, we would have to register 30 million shares of common stock to draw down the entire $12 million available to us under the Standby Equity Distribution Agreement. Our Articles of Incorporation currently authorize us to issue 100 million shares and, as of May 12, 2004, we had 51,694,337 shares of common stock issued and outstanding. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than the Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on the Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

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

SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE

      All of the approximate 22,335,665 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Limelight, as defined, would be entitled to sell within any three- month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

ITEM 3. CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(b)      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Pending in the State Court of Cherokee County, Georgia, is case number 02-SC-1082, styled D & D Management, Inc. v. Multinet International, Inc., d/b/a Limelight Media Group, Inc, Inc., and David V. Lott, filed September 9, 2002. D & D Management, Inc. is alleging it entered into a loan agreement with the Company in February of 2002 for fifty-four thousand dollars ($54,000.00) which has not been repaid. The Company is defending on the basis that it issued D & D Management, Inc. a total of 89,000 shares in lieu of repayment and for settlement. D & D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered The Company is pursuing settlement negotiations and has recognized as a potential liability of approximately twenty-five thousand dollars ($25,000.00). No known motions are outstanding and the matter remains pending.

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

      Pending in the Circuit Court of Tennessee, is case # CT-006990-03, styled Terrance Lall, Lester Hall and Heath Wilson vs., Limelight Media Group, Inc, formerly known as Showintel Networks, Inc, David V. Lott and the David V. Lott Living Trust, filed December 16, 2003. Mr. Lall, et. al., is alleging breach of contract against the defendants and seeks (1) an order declaring that the plaintiffs are not in breach of a stock purchase agreement to purchase 5,000,000 shares of common stock, (2) that the plaintiffs have lawfully exercised their rights under the stock purchase agreement to withhold the balance of their investment at this time, (3) that the plaintiffs are entitled to the 5,000,000 shares of common stock and an additional 1,000,000 shares of common stock pursuant to a consulting agreement, (4) that Mr. Lall holds the proxy to vote 17,000,000 shares of common stock held by David V. Lott and/or the David V. Lott Living Trust and (50 payment under an employment agreement for the sum of $15,000 per month plus benefits. According to the complaint, Mr. Lall entered into a stock purchase agreement, employment agreement and consultant agreement with the Company on October 27, 2003. According to the agreements, Mr. Lall entered an agreement to purchase shares in the Company for an investment of $150,000 with a right for further investments. Additionally, Mr. Lall contends that he was entitled to an employment and consulting agreement. Mr. Lall attests that he performed according to the contracts. Limelight is challenging the lawsuit and intends to vigorously defend against the lawsuit. The Company denies receiving the funds despite delivering the stock to Mr. Lall according to the stock purchase agreement. Limelight has filed a defense and counterclaim against Mr. Lall for damages and failure to perform. The counterclaim seeks damages in excess of $9,000,000.00.

      On Dec 31, 2004, Mr. David V. Lott, President and CEO of the Company, filed for protection under US Bankruptcy Code Chapter 13, in the United States Bankruptcy Court, Western District of Tennessee, Western Division. On Dec 17, 2004, Mr. Lott was forced to repurchase shares distributed to LaJolla Cove Investors and Mammoth Corp. under terms of agreements between the Company and the two parties. As senior officer, Mr. Lott was required to personally guarantee the agreements when originally executed. While the repurchase of the shares prevented the parties from liquidating the shares in the open market, the repurchase also prevented Mr. Lott from honoring personal obligations therefore Mr. Lott was forced to seek protection.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) None.

      (b) None.

     (c) As of February 17, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $500,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. Limelight's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of Limelight in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of the outstanding shares of common stock of Limelight. We received $250,000 from the issuance of the Secured Convertible Debenture on February 17, 2004, and an additional $250,000 after filing a registration statement on Form SB-2 with the Securities and Exchange Commission on May 5, 2004.

      (d) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS.

EXHIBIT
NO.            DESCRIPTION                                          LOCATION
---            -----------                                          --------

    31.1       Officer's Certificate Pursuant to Section 302        Provided herewith

    31.2       Officer's Certificate Pursuant to Section 302        Provided herewith

    32.1       Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith
               as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

    32.2       Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith
               as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


      (B)   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarterly period ended March 31, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 17, 2004              LIMELIGHT MEDIA GROUP, INC.

                                   By:/s/  David V. Lott
                                      --------------------------------------
                                      David V. Lott
                                      Chief Executive Officer, President and
                                      Director

                                   By:/s/  John Fraier
                                      --------------------------------------
                                      John Fraier
                                      Chief Financial Officer and Principal
                                      Accounting Officer