Form 10QSB
period 2004-06-30
LIMELIGHT MEDIA GROUP INC
filed 2004-08-18
CIK 1104161

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-09358

                           LIMELIGHT MEDIA GROUP, INC
                 (Name of Small Business Issuer in Its Charter)

             NEVADA                                       88-0441338
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

8000 CENTERVIEW PARKWAY, SUITE 115, MEMPHIS, TENNESSEE                  38018
------------------------------------------------------                  -----
       (Address of Principal Executive Offices)                       (Zip Code)


                                 (901) 757-0195
                (Issuer's Telephone Number, Including Area Code)

                            SHOWINTEL NETWORKS, INC.
                             (Issuer's Former Name)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     There were 54,361,937 shares of Common Stock outstanding as of August 11, 2004.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                   (UNAUDITED)



                                     ASSETS

          Current assets
           Cash                                          $        --
           Accounts receivable                                 1,777
           Other current assets                                1,240
                                                         -----------
              Total current assets                             3,017
          Fixed assets, net                                  124,425
                                                         -----------
          Total assets                                   $   127,442
                                                         -----------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

          Current liabilities
           Bank overdraft                                $     1,033
           Accounts payable and accrued expenses             436,304
           Due to stockholder                                325,984
           Convertible loan payable - related party           10,000
           Loans payable                                      29,500
           Convertible loans payable                          40,183
           Other liabilities                                 180,699
                                                         -----------
              Total current liabilities                    1,023,703
          Long-term liabilities
           Convertible debentures                            500,000
           Convertible fee debenture                         340,000
                                                         -----------
                                                             840,000
          Total liabilities                                1,863,703
          Commitments and contingencies                           --
          Stockholders' deficit
           Common stock - $.001 par value,
           100,000,000 shares authorized,
           53,242,706 shares issued and outstanding           53,243
           Additional paid-in capital                      5,841,180
           Loan fees related to standby equity
           distribution agreement                           (340,000)
           Accumulated deficit                            (7,290,684)
                                                         -----------
              Total stockholders' deficit                 (1,736,261)
                                                         -----------
           Total liabilities and stockholders' deficit   $   127,442
                                                         ===========

                                             LIMELIGHT MEDIA GROUP, INC.
                                         (FORMERLY SHOWINTEL NETWORKS, INC.)
                                            (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)





                                                                                                             FOR
                                                                                                         THE PERIOD
                                                                                                         FROM APRIL
                                                                                                           19, 2001
                                        THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS      (INCEPTION)
                                           ENDED           ENDED           ENDED            ENDED          THROUGH
                                          JUNE 30,        JUNE 30,        JUNE 30,         JUNE 30,        JUNE 30,
                                            2004             2003           2004             2003            2004
                                        ------------    ------------    ------------    ------------    ------------
Revenue                                 $      1,677    $     41,840    $      1,808    $     87,165    $    123,602
Cost of revenue                                   --          33,117              --          47,112          71,243
                                        ------------    ------------    ------------    ------------    ------------

Gross profit                                   1,677           8,723           1,808          40,053          52,359
General and administrative expenses
 Bad debt                                         --              --              --              --          16,863
 Consulting fees                             221,194          16,979       1,503,060         137,318       4,425,740
 Depreciation                                  9,478           6,778          16,779          13,556          70,692
 Other general and administrative
  expenses                                   336,658         364,450         918,035         407,370       2,067,475
                                        ------------    ------------    ------------    ------------    ------------
   Total general and administrative          567,330         388,207       2,437,874         558,244       6,580,770
     expenses                           ------------    ------------    ------------    ------------    ------------

Loss from operations                        (565,653)       (379,484)     (2,436,066)       (518,191)     (6,528,411)
Other income (expense)
 Interest income                                  --              --              --              --           4,960
 Gain on sale of fixed asset                      --             191              --             191           1,123
 Loss related to rescission of
UniGuest acquisition                              --              --              --              --         (24,669)
 Bad debt related to note receivable              --              --              --              --         (91,269)
 Bad debt related to due from
  UniGuest                                        --              --              --              --         (25,000)
 Loss related to settlements and
  judgments                                 (170,388)             --        (170,388)             --        (170,388)
 Interest expense                            (12,302)         (2,381)       (383,034)         (3,686)       (457,030)
                                        ------------    ------------    ------------    ------------    ------------
Loss before provision for income            (748,343)       (381,674)     (2,989,488)       (521,686)     (7,290,684)
taxes
Income tax provisions                             --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------
Net loss                                $   (748,343)   $   (381,674)   $ (2,989,488)   $   (521,686)   $ (7,290,684)
                                        ============    ============    ============    ============    ============
Basic and diluted loss per common share $      (0.01)   $      (0.01)   $      (0.06)   $      (0.02)   $      (0.27)
                                        ============    ============    ============    ============    ============
Basic and diluted weighted average
 common shares outstanding                53,029,808      30,313,748      50,380,747      29,714,310      26,833,543
                                        ------------    ------------    ------------    ------------    ------------



                                                    LIMELIGHT MEDIA GROUP, INC.
                                                (FORMERLY SHOWINTEL NETWORKS, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                              LOAN FEES
                                                                              RELATED TO
                                            COMMON STOCK                       STANDBY
                                        ----------------------   ADDITIONAL     EQUITY                    TOTAL
                                          NUMBER                   PAID-IN   DISTRIBUTION ACCUMULATED  STOCKHOLDERS'
                                         OF SHARES    AMOUNT       CAPITAL     AGREEMENT   DEFICIT      DEFICIT
                                        ----------  ----------   ----------   ----------  -----------  ------------
Balance, December 31, 2003              39,911,886  $   39,912   $3,701,710   $       --  $(4,301,196) $   (559,574)
Issuance of common stock for cash,
weighted average
 $0.04 per share                         5,636,110       5,636      208,864           --           --       214,500
Issuance of common stock
 for services, weighted average
 $0.36 per share                         3,265,938       3,266    1,200,660           --           --     1,203,926
Issuance of common stock to
officer for services, weighted
average $0.31 per share                    300,000         300       92,700           --           --        93,000
Issuance of common stock to
director for services, $0.11               200,000         200       21,800           --           --        22,000
Issuance of common stock in
 satisfaction of other
 liabilities, $0.03 per share            2,548,893       2,549       78,399           --           --        80,948
Beneficial conversion feature
 of loans payable and  debentures               --          --       74,842           --           --       174,842
Warrants granted for services                   --          --       35,899           --           --        35,899
Issuance of common stock
 for interest $0.47 per share              400,000         400      187,600           --           --       188,000
Issuance of common stock
 related to settlement agreement           300,000         300       59,700           --           --        60,000
Issuance of common stock in
 satisfaction of convertible loans
 payable - related parties
  (including accrued interest of
    $1,969)                                320,566         321       44,148           --           --        44,469
Issuance of common stock in
 satisfaction of convertible loans
 payable                                   414,313         414       34,803           --           --        35,217
Cancellation of common stock               (55,000)        (55)          55           --           --            --
Loan fees related to standby equity
distribution agreement                          --          --           --     (340,000)          --      (340,000)
Net loss                                        --          --           --           --   (2,989,488)    (2,989,48)
                                        ----------  ----------   ----------   ----------  -----------  ------------
Balance, June 30, 2004 (UNAUDITED)      53,242,706  $   53,243   $5,841,180   $  (340,00) $(7,290,684) $  (1,736,26)
                                        ==========  ==========   ==========   ==========  ===========  ============


                                  LIMELIGHT MEDIA GROUP, INC.
                              (FORMERLY SHOWINTEL NETWORKS, INC.)
                                 (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)




                                                                                       FOR
                                                                                   THE PERIOD
                                                                                   FROM APRIL
                                                                                    19, 2001
                                                     SIX MONTHS      SIX MONTHS    (INCEPTION)
                                                    MONTHS ENDED    MONTHS ENDED    THROUGH
                                                       JUNE 30,       JUNE 30,       MARCH 31,
                                                        2004            2003           2004
                                                     -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(2,989,488)   $  (521,686)   $(7,290,684)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Stock based compensation                           1,542,825        260,558      4,096,699
    Depreciation                                          16,779         13,556         70,692
Beneficial conversion feature of loans payable and
      debenture                                          174,842             --        174,842
  Bad debt related to note and related interest
      receivable                                              --             --         91,269
    Bad debt related to due from UniGuest                     --             --         25,000
 Loss related rescission of UniGuest acquisition              --             --         24,669
 Loss related to settlement paid in common stock          60,000             --         60,000
  Amortization of loan fees paid in common stock              --             --        114,220
    Gain on sale of fixed assets                              --             --         (1,123)
  Changes in operating assets and liabilities:
    Change in accounts receivable                         (1,777)       (31,701)       (37,479)
    Change in other current asset                         (1,240)            --         (1,240)
    Change in interest receivable                             --             --         (4,769)
    Change in bank overdraft                               1,033             --          1,033
 Change in accounts payable and accrued expenses         330,752         44,889        458,130
    Change in other liabilities                          150,000             --        261,647
                                                     -----------    -----------    -----------
      Net cash used by operating activities             (716,274)      (234,384)    (1,957,094)

Cash flows from investing activities:
  Loan made related to note receivable                        --             --        (66,500)
  Sale of fixed assets                                        --             --          3,950
  Decrease in cash due to rescission of
    acquisition                                               --             --        (15,432)
  Purchase of fixed assets                               (51,081)            --       (201,936)
                                                     -----------    -----------    -----------
      Net cash used by investing activities              (51,081)            --       (279,918)

Cash flows from financing activities:
  Change in due to stockholder                            42,489        155,794        764,787
  Advance from convertible loans payable -
   related parties                                            --             --         52,500
  Proceeds from loans payable                                 --         85,000        185,000
  Principal payments on loans payable                     (5,000)            --        (20,500)
  Advance from convertible loans payable                      --             --         10,000
  Proceeds from convertible debentures                   500,000             --        500,000
  Proceeds from issuance of common stock                 214,500          3,000        745,225
                                                     -----------    -----------    -----------
    Net cash provided by financing activities            751,989        243,794      2,237,012
                                                     -----------    -----------    -----------
Net change in cash                                       (15,366)         9,410             --

Cash, beginning of period                                 15,366          2,120             --
                                                     -----------    -----------    -----------


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

         The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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


NOTE 2 - GOING CONCERN

         The Company incurred a net loss of approximately $7,291,000 for the period from April 19, 2001 (Date of Inception) through June 30, 2004. The Company's current liabilities exceed its current assets by approximately $1,021,000 as of June 30, 2004. The Company's net cash used by operating activities approximated $1,957,000 for the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through June 30, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company intends to also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - DUE TO STOCKHOLDER

         Due to Company's President and majority stockholder totaling $306,166 as of June 30, 2004 consisted of the following:

            Unreimbursed expenses to the Company's
              President and majority stockholder                    $   63,496

            Loan from the Company's President
              and majority stockholder                                 173,988
            Accrued wages for the Company's
            President and majority stockholder                          88,500
                                                                    ----------
                                                                    $  325,984
                                                                    ==========

NOTE 4 - CONVERTIBLE LOANS PAYABLE - RELATED PARTIES

         In April 2004, various employees and an officer of the Company converted $42,500 in principal and $1,969 in accrued interest into 320,566 shares of the Company's common stock. As of June 30, 2004 convertible loans payable - related party totals $10,000.


NOTE 5 - CONVERTIBLE LOANS PAYABLE

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

         During April 2004, the holder of the $54,500 convertible loan converted $35,217 of principal into 414,313 shares of the Company's common stock. As of June 30, 2004, the balance totals $19,283.

         In August 2003, the Company borrowed funds from an individual totaling $10,000, maturing in August 2004, unsecured, and bearing interest at 12%. The individual is entitled to convert all or a portion of the principal balance into shares of the Company's common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company's common stock. As of June 30, 2004 the outstanding principal balance totaled $10,000.

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - STANDBY EQUITY DISTRIBUTION AGREEMENT

         In February 2004, the Company entered into a Standby Equity Distribution Agreement ("Distribution Agreement") with Cornell Capital Partners, LP ("Cornell"). The Distribution Agreement entitles the
         Company to draw funds up to $12,000,000 from issuance of its common stock for an amount equal to 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market 5 days immediately following the advance notice date, expiring February 2006, subject to certain terms and conditions. Cornell Capital Partners will retain 5% of each advance under the Distribution Agreement. Additionally, the Distribution Agreement required the Company to pay Cornell a commitment fee in the amount of $340,000 to be paid by the issuance of a Convertible Fee Debenture, as discussed in Note 7. Furthermore, the Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Distribution Agreement. The United States Securities and Exchange Commission declared the registration statement effective on August 16, 2004.


NOTE 7 - CONVERTIBLE DEBENTURE

         In February 2004, the Company issued a Convertible Debenture ("Debenture") to Cornell totaling $340,000. The balance is unsecured, bears an interest rate of 5.0%, with principal and interest to automatically convert into the Company's common stock in February 2007. Additionally, Cornell is entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date.


NOTE 8 - SECURED CONVERTIBLE DEBENTURES

         In February 2004, the Company issued a Secured Convertible Debenture to Cornell secured by all of the Company's assets. Upon closing, the Company received $250,000. The balance bears an interest rate of 5.0%, with principal and interest automatically converting to shares of the Company's common stock in February 2007. Cornell has the option of converting this loan to common stock, at the lower of a) fifty-two cents ($0.52), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

         In May 2004, the Company issued a second Secured Convertible Debenture to Cornell totaling $250,000 with the same terms as the February 2004 Secured Convertible Debenture.

         The Company recorded the estimated value of the conversion feature totaling $125,000 to interest expense.


NOTE 9 - CONSULTING AGREEMENTS

         In January 2004, the Company entered into a Consulting Agreement with a company to provide investor relation services for a period of twelve months in exchange for 500,000 shares of the Company's common stock and a monthly fee of $1,000. The Company issued the stock totaling $150,000 in January 2004.

         In February 2004, the Company entered into an Agreement with an entity to produce twelve programming episodes (one per month) for distribution to the Company's closed-circuit networks over the course of one year. The Company's cost per episode will not be less than $46,666, and is determined by a mutually pre-approved budget. The Company has recorded expenses related to the agreement of $113,332 for the six months ended June 30, 2004.

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - CONSULTING AGREEMENTS (CONTINUED)

         In February 2004, the Company entered into a Common Stock Purchase Agreement with an entity to purchase 175,000 shares of the Company's common stock in exchange for $25,000 in cash and an additional 175,000 shares in exchange for services totaling $153,500. In addition, if the open market price on the closing bid is below fifty cents for three consecutive days during the thirty days following an effective registration, the buyer is entitled to a pro-rata adjustment to the number of shares equal to a 50% discount to the lowest bid price of those three days.


NOTE 10 - COMMON STOCK

         In January 2004, the Company issued 2,548,893 restricted shares in satisfaction of other liabilities at $0.03 per share.

         In January 2004, the Company issued 150,000 restricted shares of common stock to the President and majority stockholder for services at $0.15 per share.

         In January 2004, the Company issued 2,362,221 restricted shares of its common stock for cash at $0.03 per share.

         In January 2004, the Company issued 500,000 restricted shares of its common stock for services at $0.17 per share.

         In January 2004, the Company issued 1,500,000 restricted shares of its common stock for services at $0.30 per share.

         In January 2004, the Company issued 1,000,000 restricted shares of its common stock for services at $0.49 per share.

         In February 2004, the Company issued 400,000 restricted shares of its common stock for interest at $0.47 per share.

         In February 2004, the Company issued 187,000 restricted shares of its common stock for services at $0.30 per share.

         In February 2004, the Company issued 150,000 restricted shares of common stock to the President and majority stockholder for services at $0.47 per share.

         In February 2004, the Company issued 3,012,777 restricted shares of its common stock for cash at $0.05 per share.

         In February  2004,  the Company  granted  warrants to purchase  100,000 shares of common stock at $0.25 per share. The warrants vested immediately, expire in April 2005 and are valued at $35,899 using the Black Scholes method.

         In March 2004, the Company cancelled 55,000 shares of its common stock.

         In March 2004, the Company issued 26,600 restricted shares of its common stock for services at $0.37 per share.

         In April 2004, the Company issued 200,000 restricted shares of its common stock to a director for services at $0.11 per share.

         In April 2004, the Company issued 52,338 restricted shares of its common stock for services at $0.19 per share.

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11 - SETTLEMENT AND JUDGMENT

         Settlement - During July 2001, See/Saw Communications, LLC ("See/Saw") and the Company entered into a loan agreement and other agreements related to the loan agreement. Pursuant to the loan agreement, the Company advanced funds to See/Saw. See/Saw alleges that the Company breached the loan agreement while the Company alleges it is owed money by See/Saw. In March 2004, the Company entered into a settlement agreement with See/Saw whereby the Company issued 300,000 shares of its common stock to See/Saw valued at $60,000.

         Judgment - During February 2002, a company alleged claims against the Company for non-payment related to a consulting services agreement. The Company was unable to secure adequate financing to engage the consultant and no services were rendered however the consultant claims payments totaling $93,000 remain due. A default judgment was entered in favor of the consultant however execution of the judgment had not occurred due to misidentification of the Company. During April 2004, execution of the judgment was made whereby the Company has accrued approximately $110,000, recorded as part of accounts payable and accrued expenses totaling $436,304. On June 7, 2004, a Notice of Garnishment from the State of Tennessee was delivered to First Tennessee Bank with respect to the $93,345.00 judgment, $16,274.94 in interest and $345.00 in costs.


NOTE 12 - SUBSEQUENT EVENTS

         On August 16, 2004, the United States Securities and Exchange Commission declared the Company's registration statement on Form SB-2 (File No. 333-115158) effective registering 58,211,160 shares the Company's common stock on behalf of certain selling shareholders.

         During July 2004, the Company issued 1,269,231 shares of common stock for services at $0.11 per share.

         During July 2004, the Company  borrowed  $115,000 from Cornell.  The note is guaranteed by the Company's president, secured by his personal shares, bears interest at 12% and matures in September 2004.

         During July 2004, the Company received $100,000 from an entity that had exercised warrants to purchase 500, 000 shares of the Company's common stock. The original exercise price of the warrants was $1.50. As an incentive to the entity to purchase and exercise the warrants, the Company repriced the exercise price to $0.20. The impact on the financial statements of this repricing has not been determined. The Company has not issued the stock.

         During August 2004, the Company received and cancelled 150,000 shares of common stock from the Company's President.

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


OVERVIEW

         Limelight Media Group was incorporated on May 17, 1996, in the State of Nevada as Multinet International Corporation. On September 26, 2001, Multinet consummated an agreement to acquire all of the then outstanding capital stock of Limelight Media Group, Inc., formerly Showintel Networks, Inc., a Nevada corporation, in exchange for 18,000,000 shares of Multinet's common stock. Prior to the acquisition of all of the outstanding capital stock of Limelight, Multinet was a public company with no operations or assets and 2,431,000 shares of common stock issued and outstanding. Limelight was a privately held company with assets being used for the development of video-streaming technology. Limelight became a wholly-owned subsidiary as of the date of closing. The existing officers and directors of Multinet, prior to resigning, appointed David
V. Lott as a director of Multinet effective as of the closing of the transaction. On September 1, 2002, Multinet purchased all of the outstanding capital of Uniguest of Tennessee, Inc., a Tennessee corporation, in consideration of 500,000 shares of Multinet's common stock. Uniguest installed and operated public internet access terminals in hotels throughout the United States. Limelight divested itself of its ownership in Uniguest effective October 6, 2003. On October 3, 2003, Multinet amended its Articles of Incorporation to change its name to Limelight Media Group, Inc.


BUSINESS OVERVIEW OF LIMELIGHT MEDIA GROUP, INC.

         Limelight is a Tennessee-based, publicly traded company (LMMG.OB) that has developed a proprietary digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display. The Company focuses on two general markets: point of decisions and captive audience. Historically, the Company has emphasized a captive audience network in movie theater lobbies. In 2004, the Company began developing other markets. The Company is currently developing a mall-based captive audience network utilizing sponsor driven themed soft zones. By diversifying its potential markets, the Company hopes to realize revenue from multiple sources.

         Limelight developed the Content Management System, a system to distribute digitally advertisements, marketing messages and entertainment video content via broadband connection for viewing in public locations, such as movie theater lobbies, on theater screens and in retail locations, including, convenience stores, grocery stores and malls. The Content Management System facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. The previous focus of deployment for Limelight's technology has been movie theaters. However, during 2003 Limelight pursued opportunities to expand to the retail industry. Limelight has two types of clients, the "location partner," and the advertiser who wishes to reach patrons that visit the location partner's venues. A location partner can be a theater owner, retail storeowner or any one charged with the marketing and management of a physical facility. Revenue is derived from advertising sales, sponsorships, subscription agreements, equipment sales, maintenance and installation fees and content development fees.

         Limelight provides a turn-key solution for businesses desiring digital signage systems for information display. Limelight contacts high traffic businesses such a movie theaters, malls, restaurants and retail stores to determine if a digitally managed captive audience networks is desired. Limelight installs all necessary servers and displays for its customers. Depending on the agreement, Limelight may provide the equipment at no cost to the location partner and share in the revenue or the partner may purchase the equipment and pay a monthly fee to Limelight for sales and administration. The system is connected via a telephone line or broadband internet to Limelight's video and content management servers. Limelight generally provides the programming and markets the network space to potential advertisers. The Company believes that the future advertising revenues pay for the cost of installation and administration of the network and programming. The location partner may receive a portion of the revenue generated from advertising sales on a negotiated basis depending on their level of involvement in the payment of the system. Advertising is presented on single or multiple screens installed by the Company at the location. The displays are typically located above the concession stands, register checkout lanes or main corridors, which are considered to be the ideal locations to attract the attention of patrons who are entering and leaving the location.

         On June 16, 2004, the Company entered into a Resale Agreement with Champ Car World Series. Pursuant to the Resale Agreement, Champ Car granted to the Company a license to use the images, logo and name of Champ Car and its sponsors in the development and promotion of the Champ Car Themed Soft Zones. The Champ Car Themed Soft Zones provide media space, which may be sold to third parties. The term of the Resale Agreement is thirty-six months and will renew automatically for additional one-year terms unless either party provides written notice of its intent not to renew. The Champ Car Themed Soft Zone is a seating area placed in mall concourses that contains plasma screens and interactive touch-screens and is an extension of the Company's vision to expand it captive audience network into high traffic retail locations. The plasma screens will be airing content and advertising. The programming displayed on the screens is Champ Car World Series related. The interactive touch-screens provide information and promotional material to interest parties.

         The initial Themed Soft Zone will debut in the Flat Iron Crossing Mall located in Broomfield, CO on August 1, 2004 in conjunction with the Champ Car World Series race in Denver on August 15.

         Subsequently, on August 2, 2004, the Company entered into an agreement with Woodland Associates to provide content management and advertising sales for the Woodland AEM system. Woodland sublicenses its system from DVD Play. This system is placed in convenience stores, grocery stores, military bases and universities and provides an automated DVD rental system. The Company intends to install large screens on the system to market the products of the system or the location partner.


EMPLOYEES

         As of June 30, 2004, Limelight had six (6) employees. Limelight intends to hire additional employees upon securing the necessary operational and equipment financing. All of our employees are located at the Company's headquarters in Tennessee. None of the Company's employees are subject to any collective bargaining agreement.


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

         The Company did not grant any warrants or options to employees for compensation for the years ended 2003 and 2002, and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through June 30, 2004. All stock issued for compensation was recorded at the fair market value of the stock. In December 2002, the Financing Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

         None of these policies had any material or substantial effect upon our operations.


GOING CONCERN

         Our independent auditors have added an explanatory paragraph in connection with the December 31, 2003 financial statements, which states that our Company is in the development stage and has incurred a net loss of approximately $7,290,684 from the period from April 19, 2001 through December 31, 2003. Our current liabilities exceed our current assets and as of June 30, 2004 we had a working capital deficiency of $1,020,686. These conditions give rise to substantial debt about our Company's ability to continue as a going concern. Our Company's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result form the outcome of this uncertainty.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE THREE MONTH ENDED JUNE 30, 2003

         REVENUE. Revenue for the three months ended June 30, 2004 was $1,677, as compared with $41,840 for the three months ended June 30, 2003 a decrease of $40,163 or 96.0%. This decrease was the result of the rescission of the Uniguest purchase in October 2003.

         COST OF REVENUE. Cost of Revenue for the three months ended June 30, 2004 was $0, as compared with $33,117 for the three month ended June 30, 2003 a decrease of $33,117. This decrease of was the result of the rescission of the Uniguest purchase in October 2003.

         GROSS PROFIT. Gross profit was $1,677 for the three months ended June 30, 2004, as compared with $8,723 for the three months ended June 30, 2003 a decrease of $7,046 or 80.8%. This decrease was the result of the rescission of the Uniguest purchase in October 2003.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $567,330 for the three months ended June 30, 2004, as compared to $388,207 for the three months ended June 30, 2003, an increase of $179,123 or 46%. This increase resulted primarily from increased compensation paid to consultants retained by the Company and the expensing of expenses related to the transaction with Cornell Capital.

         NET LOSS. The net loss for the three months ended June 30, 2004 was $748,343, as compared to $381,674 for the three months ended June 30, 2003, an increase of $366,669 or 96%. This increase was primarily the result of increases in general and administrative expenses and reduced revenues as a result of the rescission of the Uniguest purchase.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE SIX MONTH ENDED JUNE 30, 2003

         REVENUE. Revenue for the six months ended June 30, 2004 was $1,808, as compared with $87,165 for the six months ended June 30, 2003 a decrease of $85,357 or 97.9%. This decrease of was the result of the rescission of the Uniguest purchase in October 2003.

         COST OF REVENUE. Cost of Revenue for the six months ended June 30, 2004 was $0, as compared with $47,112 for the six months ended June 30, 2003 a decrease of $47,112. This decrease of was the result of the rescission of the Uniguest purchase in October 2003.

         GROSS PROFIT. Gross profit was $1,808 for the six months ended June 30, 2004, as compared with $40,053 for the six months ended June 30, 2003 a decrease of $38,245 or 95.5%. This decrease was the result of the rescission of the Uniguest purchase in October 2003.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,437,874 for the six months ended June 30, 2004 as compared to $558,244 for the six months ended June 30, 2003, an increase of $1,879,630 or 337%. This increase resulted primarily from increased compensation paid to consultants retained by the Company and the expensing of expenses related to a Standby Equity Distribution transaction with Cornell Capital Partners, L.P.

         NET LOSS. The net loss for the six months ended June 30, 2004 was $2,989,488, as compared to $521,686 for the six months ended June 30, 2003, an increase of $2,467,802 or 473%. This increase was primarily attributable to increases in general and administrative expenses and reduced revenues as a result of the rescission of the Uniguest purchase.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had cash and other current assets totaling $3,017, as compared to $67,300 as of June 30, 2003. The significant decrease in our current asset position is attributable to the net loss from operating activities and the rescission of the Uniguest purchase agreement. As of June 30, 2004, we had approximately $124,425 in fixed assets, net, as compared to $100,114 as of June 30, 2003. As of June 30, 2004, our total current liabilities were $1,023,703, consisting primarily of $325,984 due to stockholders and $436,304 of accounts payable

         On February 17, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $12 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Limelight for 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $12 million. The maximum of each advance is equal to $170,000 and the maximum amount of advances is any thirty-day period cannot exceed $510,000.

         As of February 17, 2004, we entered into a Securities Purchase Agreement for the issuance of Secured Convertible Debentures to Cornell Capital Partners in the principal amount of $500,000. The convertible debenture is secured by all of our assets and is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. At Limelight's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Cornell Capital Partners cannot convert such debenture for a number of shares of common stock of Limelight in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of the outstanding shares of common stock of Limelight.

         In the absence of outside financing, we believe that we do not have sufficient cash to operate.


CERTAIN BUSINESS RISK FACTORS


         WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $4,301,196 as of December 31, 2003. For the years ended December 31, 2003 and 2002, we incurred a net loss of $1,620,765 and $1,981,664, respectively. For the three months ended June 30, 2004, we incurred a net loss of $748,343 and for the six months ended June 30, 2004 we incurred a net loss of $2,989,488. We anticipate that we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to expand deployment locations and to sell advertising time. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement which we have entered into with Cornell Capital Partners. If we incur any problems in drawing down the Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

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


         WE HAVE A WORKING CAPITAL DEFICIT; WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We have relied on significant external financing to fund our operations. As of June 30, 2004, we had no cash on hand and our total current assets were $3,017. As of June 30, 2004, our current liabilities were $1,023,703. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $3 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

         Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is subject to a maximum amount equal to $170,000. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed. If the market price of our shares of common stock declines, we would be required to issue more shares of common stock in order to draw down the same dollar amount of an advance than if our stock price were higher. Our Articles of Incorporation currently authorize Limelight Media to issue 100 million shares. In the event that we do not obtain shareholder approval to amend our Articles of Incorporation and increase our authorized common stock, we will obtain lower net proceeds from the Standby Equity Distribution if the price of our common stock declines.

         In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock, which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.18, we would have to issue to Cornell Capital Partners 68,728,522 shares of our common stock in order to draw down the entire $12 million available to us under the Standby Equity Distribution Agreement. We registered 16,729,664 shares of our common stock under the Standby Equity Distribution Agreement in registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on August 16, 2004. Based on our recent stock price of $0.18 and that we registered 16,729,664 shares of our common stock under the Standby Equity Distribution Agreement in accompanying registration statement, we could only draw down $2,920,999 under the Standby Equity
Distribution Agreement. Our Articles of Incorporation currently authorize Limelight Media to issue 100 million shares and, as of August 11, 2004, we had 54,361,937 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 16,729,664 shares registered in the registration statement on Form SB-2, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

         In addition, pursuant to the terms of Standby Equity Distribution Agreement, Cornell Capital Partners may not own more than 9.9% of our outstanding shares of common stock. In the event Cornell Capital Partners is unable to sell the shares of our common stock that are issued after we receive an advance in order to keep them below 9.9% beneficial ownership, we might not be able to draw down additional funds when needed under the Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.


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


         MANAGEMENT OF LIMELIGHT CONTROLS APPROXIMATELY 29% OF OUR COMMON STOCK ON A FULLY DILUTED BASIS AND SUCH CONCENTRATION OF OWNERSHIP MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE OF CONTROL OF OUR COMPANY

         David Lott, our President and a Director, beneficially owns approximately __% of Limelight's outstanding common stock on a fully-diluted basis. As a result, Mr. Lott will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of Limelight's assets, and the control of the management and affairs of Limelight. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Limelight, impeding a merger, consolidation, takeover or other business combination involving Limelight or discouraging a potential acquirer from attempting to obtain control of Limelight.


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

         Currently, the software platform utilized by Limelight is provided by a single source. We cannot assure you that the provider will continually upgrade and improve the software platform for us to compete in the marketplace. Any failures or deficiencies in our software platform could cause us to reduce or cease our operations.


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


SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE

         All of the approximate 19,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Limelight, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.


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

         There is litigation threatened regarding Clickplay, Inc. Clickplay, Inc. has alleged claims against the Company for non-payment of deposits related to a consulting services agreement. The Company was unable to secure adequate financial backing to engage Clickplay, Inc. and no services were rendered by Clickplay, Inc. However, Clickplay, Inc. claims deposits totaling ninety-three thousand dollars ($93,000.00) remain due. Clickplay, Inc. filed suit February 19, 2002, in the Circuit Court of Tennessee for the Thirtieth Judicial Circuit at Memphis in an action styled Clickplay, Inc. v. Limelight, Inc., case number 00092502D.5AD. A default judgment was entered in favor of Clickplay, Inc. against Limelight, Inc., on April 23, 2004. On June 7, 2004, a Notice of Garnishment from the State of Tennessee was delivered to First Tennessee Bank with respect to the $93,345.00 judgment, $16,274.94 in interest and $345.00 in costs.

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

         On Dec 31, 2004, Mr. David V. Lott, President and CEO of the Company, filed for protection under US Bankruptcy Code Chapter 13, in the United States Bankruptcy Court, Western District of Tennessee, Western Division. On May 17, 2004, the Chapter 13 filing by Mr. Lott was dismissed.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)   None.

         (b)   None.

         (c) In April 2004, various employees and officer of the Company converted $42,500 in principal and $1,969 in accrued interest into 320, 566 shares of the Company's common stock. As of June 30, 2004 convertible loans payable- related party totals $10,000.

              During April 2004 the holder of the $54,500 convertible loan converted $35,217 of principal into 414,313 shares of the Company's common stock. As of June 30, 2004, the balance totals $19, 283.

              In April 2004, the Company issued 200,000 restricted shares of its common stock to a director for services at $0.11 per share.

              In April 2004, the Company issued 52,338 restricted shares of its common stock for services at $0.19 per share.

              In March 200, the Company entered into a settlement agreement with See/Saw Communications whereby in April, 2004 the Company issued 300,000 restricted shares of its common stock valued at $60,000

              In April 2004, the Company issued 177,778 restricted shares of its common stock for cash at $0.03 per share in completion of a stock purchase agreement.

         (d)   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.


EXHIBIT
NO.         DESCRIPTION                                        LOCATION
---------   ---------------------------------------------      -----------------
    10.14   Resale Agreement, dated June 16, 2004, by and      Provided herewith
            between Limelight Group and Champ Car World
            Series

    10.15   Master Agreement, dated August 2, 2004, by and     Provided herewith
            between Limelight media and Woodland AEM, LLC

    31.1    Officer's Certificate Pursuant to Section 302      Provided herewith

    31.2    Officer's Certificate Pursuant to Section 302      Provided herewith

    32.1    Certification Pursuant to 18 U.S.C. Section        Provided herewith
            1350 as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

    32.2    Certification Pursuant to 18 U.S.C. Section        Provided herewith
            1350 as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002


         (b)   REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarterly period ended June 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 18, 2004                           LIMELIGHT MEDIA GROUP, INC.


                                                   By:/s/ David V. Lott
                                                      --------------------------
                                                      David V. Lott
                                                      Chief Executive Officer,
                                                      President and Director


                                                   By:/s/ John Fraier
                                                      --------------------------
                                                      John Fraier
                                                      Chief Financial Officer
                                                      and Principal Accounting
                                                      Officer