Form 10QSB
period 2004-09-30
LIMELIGHT MEDIA GROUP INC
filed 2004-12-15
CIK 1104161

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-09358

                           LIMELIGHT MEDIA GROUP, INC
                 (Name of Small Business Issuer in Its Charter)

                            Nevada                                            88-0441338
--------------------------------------------------------------     ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

8000 Centerview Parkway, Suite 115, Memphis, Tennessee                 38018
------------------------------------------------------               ---------
      (Address of Principal Executive Offices)                       (Zip Code)

                                 (901) 757-0195
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                            SHOWINTEL NETWORKS, INC.
                             ----------------------
                             (Issuer's Former Name)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

      There were 59,935,257 shares of Common Stock outstanding as of September 30, 2004.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



                                       ASSETS

Current assets
   Cash                                                             $        --
   Accounts receivable                                                   14,672
   Note receivable                                                       77,761
                                                                    -----------
      Total current assets                                               92,433

Fixed assets, net                                                       172,037

Other assets                                                              3,093
                                                                    -----------

Total assets                                                        $   267,563
                                                                    ===========


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Bank overdraft                                                   $    30,043
   Accounts payable and accrued expenses                                635,213
   Due to stockholder                                                   389,307
   Convertible loan payable - related party                              10,000
   Convertible loan payable                                              10,000
   Loans payable                                                         91,600
   Other liabilities                                                    172,699
                                                                    -----------
      Total current liabilities                                       1,338,862

Long-term liabilities
   Convertible debentures                                               350,000
   Convertible fee debenture                                            340,000
                                                                    -----------
                                                                        690,000

Total liabilities                                                     2,028,862

Commitments and contingencies                                                --

Stockholders' deficit
   Common stock - $.001 par value, 100,000,000 shares
      authorized, 75,134,309 shares issued and 59,935,257
      shares outstanding                                                 59,935
   Additional paid-in capital                                         6,233,772
   Loan fees related to standby equity distribution agreement          (319,324)
   Accumulated deficit                                               (7,735,682)
                                                                    -----------
      Total stockholders' deficit                                    (1,761,299)
                                                                    -----------

   Total liabilities and stockholders' deficit                      $   267,563
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 For the Period
                                                   Three months      Three months   Nine months    Nine months From April 19, 2001
                                                       ended            ended          ended          ended     (Inception) through
                                                    September 30,   September 30,   September 30,   September 30,   September 30
                                                       2004              2003          2004            2003            2004
                                                    ------------    ------------    ------------   ------------    ------------
Revenue                                               $     15,049    $      1,563    $     16,857    $     88,728    $    138,651

Cost of revenue                                                 --              --           1,957          47,112          73,200
                                                      ------------    ------------    ------------    ------------    ------------

Gross profit                                                15,049           1,563          14,900          41,616          65,451

General and administrative expenses
    Bad debt                                                    --          16,863              --          16,863          16,863
    Consulting fees                                         49,000          67,930       1,552,060         205,248       4,474,740
    Depreciation                                            13,771          12,730          30,550          26,286          84,463
    Other general and administrative expenses              390,816         102,892       1,306,894         510,262       2,456,334
                                                      ------------    ------------    ------------    ------------    ------------

      Total general and administrative expenses            453,587         200,415       2,889,504         758,659       7,032,400
                                                      ------------    ------------    ------------    ------------    ------------

Loss from operations                                      (438,538)       (198,852)     (2,874,604)       (717,043)     (6,966,949)

Other income (expense)
    Interest income                                             --              --              --              --           4,960
    Gain on sale of fixed asset                                 --              --              --             191           1,123
    Loss related to rescission of UniGuest acquisition          --         (24,669)             --         (24,669)        (24,669)
    Bad debt related to note receivable                         --         (91,269)             --         (91,269)        (91,269)
    Bad debt related to due from UniGuest                       --         (25,000)             --         (25,000)        (25,000)
    Loss related to settlements and judgments                   --              --        (170,388)             --        (170,388)
    Interest expense                                        (6,460)           (521)       (389,494)         (4,207)       (463,490)
                                                      ------------    ------------    ------------    ------------    ------------

Loss before provision for income taxes                    (444,998)       (340,311)     (3,434,486)       (861,997)     (7,735,682)

Income tax provisions                                           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

Net loss                                              $   (444,998)   $   (340,311)   $ (3,434,486)   $   (861,997)   $ (7,735,682)
                                                      ============    ============    ============    ============    ============

Basic and diluted loss per common share               $      (0.01)   $      (0.01)   $      (0.07)   $      (0.03)   $      (0.27)
                                                      ============    ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding                           54,751,964      32,347,866      51,848,455      30,601,809      28,293,709
                                                      ============    ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                                Loan Fees
                                                                      Common stock                              Related to
                                                             ------------------------------                   Standby Equity
                                                                 Number                        Additional      Distribution
                                                                of Shares        Amount      Paid-in capital     Agreement
                                                             --------------- -------------- --------------------------------
Balance, December 31, 2003                                       39,911,886       $ 39,912       $ 3,701,710           $ --

Issuance of common stock for cash, weighted average
   $0.04 per share                                                5,636,110          5,636           208,864             --

Issuance of common stock for services, weighted average
   $0.30 per share                                                4,539,194          4,539         1,379,164             --

Issuance of common stock to officer for services,
   weighted average $0.31 per share                                 300,000            300            92,700             --

Issuance of common stock to director for services, $0.11            200,000            200            21,800             --

Issuance of common stock in satisfaction of other liabilities,
   $0.03 per share                                                2,548,893          2,549            78,399             --

Beneficial conversion feature of loans payable and
   debentures                                                            --             --           174,842             --

Warrants granted for services                                            --             --            35,899             --

Issuance of common stock for interest
   $0.47 per share                                                  400,000            400           187,600             --

Issuance of common stock related to settlement agreement            300,000            300            59,700             --

Issuance of common stock for cash related to Standby Equity
   Distribution Agreement                                         1,530,612          1,531            58,469             --

Issuance of common stock in satisfaction of convertible loans
   payable - related parties (including accrued interest of $1,969) 320,566            320            44,149             --

Issuance of common stock in satisfaction of convertible loans
   payable                                                          759,388            759            64,641             --

Issuance of common stock in satisfaction of convertible debenture 3,693,608          3,694           146,306             --

Cancellation of common stock                                       (205,000)          (205)              205             --

Loan fees related to standby equity distribution agreement               --             --                --       (340,000)

Current period amortization of loan fees                                 --             --           (20,676)        20,676

Net loss                                                                 --             --                --             --
                                                             --------------- -------------- ----------------- --------------

Balance, September 30, 2004 (UNAUDITED)                          59,935,257       $ 59,935       $ 6,233,772     $ (319,324)
                                                             =============== ============== ================= ==============





                                                                 Total
                                                                Accumulated    Stockholders'
                                                                  Deficit        Deficit
                                                             ---------------- --------------
Balance, December 31, 2003                                      $ (4,301,196)    $ (559,574)

Issuance of common stock for cash, weighted average
   $0.04 per share                                                        --        214,500

Issuance of common stock for services, weighted average
   $0.30 per share                                                        --      1,383,703

Issuance of common stock to officer for services,
   weighted average $0.31 per share                                       --         93,000

Issuance of common stock to director for services, $0.11                  --         22,000

Issuance of common stock in satisfaction of other liabilities
   $0.03 per share                                                        --         80,948

Beneficial conversion feature of loans payable and
   debentures                                                             --        174,842

Warrants granted for services                                             --         35,899

Issuance of common stock for interest
   $0.47 per share                                                        --        188,000

Issuance of common stock related to settlement agreement                  --         60,000

Issuance of common stock for cash related to Standby Equity
   Distribution Agreement                                                 --         60,000

Issuance of common stock in satisfaction of convertible loans
   payable - related parties (including accrued interest of $             --         44,469

Issuance of common stock in satisfaction of convertible loans
   payable                                                                --         65,400

Issuance of common stock in satisfaction of convertible deben             --        150,000

Cancellation of common stock                                              --             --

Loan fees related to standby equity distribution agreement                --       (340,000)

Current period amortization of loan fees                                  --             --

Net loss                                                          (3,434,486)    (3,434,486)
                                                              --------------- --------------

Balance, September 30, 2004 (UNAUDITED)                         $ (7,735,682)  $ (1,761,299)
                                                              =============== ==============

                 See Accompanying Notes to Financial Statements

                           LIMELIGHT MEDIA GROUP, INC.
                       (FORMERLY SHOWINTEL NETWORKS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                   For the Period
                                                                   Nine months       Nine months   From April 19, 2001
                                                                   Months Ended      Months Ended (Inception) through
                                                                  September 30,     September 30,   September 30,
                                                                     2004                2004             2004
                                                                      -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                           $(3,434,486)   $  (861,997)   $(7,735,682)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                           1,722,602        261,611      4,276,476
     Depreciation                                                          30,550         26,286         84,463
     Beneficial conversion feature of loans payable and
      debenture                                                           174,842             --        174,842
     Bad debt related to note and related interest
      receivable                                                               --         86,500         91,269
     Bad debt related to due from UniGuest                                     --         25,000         25,000
     Loss related rescission of UniGuest acquisition                           --         24,669         24,669
     Loss related to settlement paid in common stock                       60,000             --         60,000
     Amortization of loan fees paid in common stock                            --         82,220        114,220
     Gain on sale of fixed assets                                              --             --         (1,123)
   Changes in operating assets and liabilities:
     Change in accounts receivable                                        (14,672)       (16,402)       (50,374)
     Change in interest receivable                                             --          4,769         (4,769)
     Change in other assets                                                (3,093)            --         (3,093)
     Change in bank overdraft                                              30,043             --         30,043
     Change in accounts payable and accrued expenses                      529,661         37,564        657,039
     Change in other liabilities                                          142,000             --        253,647
                                                                      -----------    -----------    -----------
      Net cash used by operating activities                              (762,553)      (329,780)    (2,003,373)

Cash flows from investing activities:
   Loan made related to note receivable                                   (77,761)            --       (144,261)
   Sale of fixed assets                                                        --             --          3,950
   Decrease in cash due to rescission of acquisition                           --        (15,432)       (15,432)
   Purchase of fixed assets                                              (112,464)            --       (263,319)
                                                                      -----------    -----------    -----------
      Net cash used by investing activities                              (190,225)       (15,432)      (419,062)

Cash flows from financing activities:
   Change in due to stockholder                                           105,812        245,092        828,110
   Advance from convertible loans payable - related parties--                  --         52,500
   Proceeds from loans payable                                            115,000         85,000        300,000
   Principal payments on loans payable                                    (57,900)            --        (73,400)
   Advance from convertible loans payable                                      --         10,000         10,000
   Proceeds from convertible debentures                                   500,000             --        500,000
   Proceeds from issuance of common stock                                 274,500          3,000        805,225
                                                                      -----------    -----------    -----------
      Net cash provided by financing activities                           937,412        343,092      2,422,435
                                                                      -----------    -----------    -----------

Net change in cash                                                        (15,366)        (2,120)            --

Cash, beginning of period                                                  15,366          2,120             --
                                                                      -----------    -----------    -----------

Cash, end of period                                                   $        --    $        --    $        --
                                                                      ===========    ===========    ===========

Supplementary cash flow information:
   Cash payments for income taxes                                     $        --    $        --    $        --
                                                                      ===========    ===========    ===========
   Cash payments for interest                                         $     6,386    $        --    $        --
                                                                      ===========    ===========    ===========

Non-cash financing activities:
   Issuance of 2,548,893 shares of common stock in satisfaction
     of other liabilities                                             $    80,948    $        --    $    80,948
                                                                      ===========    ===========    ===========

   Issuance of 320,566 shares of common stock in satisfaction of convertible loans payable - related party ( including
     accrued interest of $1,969)                                      $    44,469    $        --    $    44,469
                                                                      ===========    ===========    ===========

   Issuance of 759,388 shares of common stock in satisfaction of
     convertible loans payable                                        $    65,400    $        --    $    65,400
                                                                      ===========    ===========    ===========

   Issuance of 3,693,608 shares of common stock in satisfaction of
     convertible debenture                                            $   150,000    $        --    $   150,000
                                                                      ===========    ===========    ===========

   Amortization of loan fees related to standby equity distribution
     agreement                                                        $    20,676    $        --    $    20,676
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

Limelight is a Tennessee-based, publicly traded company (LMMG.OB) that has developed a digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display. The company focuses on two general markets: point of decisions and captive audience. Historically, the company has emphasized a captive audience network in movie theater lobbies. In 2004, the company began developing other markets. The company is currently developing a mall based captive audience network utilizing sponsor driven themed soft zones and point of sale advertising opportunities on DVD rental machines.. During the third quarter the company entered an agreement to provide content management and advertising sales for a digital signage systems in grocery stores.. By diversifying the markets the company may realize revenue from multiple sources.

Limelight has developed a system to distribute digitally advertisements, marketing messages and entertainment video content via broadband connection for viewing in public locations such as movie theater lobbies, on theater screens and in retail locations as convenience stores, grocery stores and malls. . The Content Management System, facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. The previous focus of deployment for Limelight's technology has been within movie theaters. However, during 2003 Limelight pursued opportunities to expand to the retail industry. Limelight has two types of clients, the "location partner," and the advertiser who wishes to reach the patrons that visit the location partner's venues. A location partner can be a theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility. Revenue is derived from advertising sales, sponsorships, subscription agreements, equipment sales, maintenance and installation fees and content development fees.

Limelight provides a turn-key solution for businesses desiring digital signage systems for information display. Limelight contacts high traffic businesses such a movie theaters, malls, restaurants and retail stores to determine if a digitally managed captive audience networks is desired. Limelight installs all necessary servers and displays for its customers. Depending on the agreement, Limelight may provide the equipment at no cost to the location partner and share in the revenue or the partner may purchase the equipment and pay a monthly fee to Limelight for sales and administration. The system is connected via a telephone line or broadband internet to Limelight's video and content management servers. Limelight generally provides the programming and markets the network space to potential advertisers. These advertising revenues pay for the cost of installation and administration of the network and programming. The location partner may receive a portion of the revenue generated from advertising sales on a negotiated basis depending on their level of involvement in the payment of the system.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $7.7 million for the period from April 19, 2001 (Date of Inception) through September 30, 2004. The Company's current liabilities exceed its current assets by approximately $1.3 million as of September 30, 2004. The Company's net cash used by operating activities approximated $2.0 million for the period from April 19, 2001 (Date of Inception for Showintel Networks, Inc.) through September 30, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - NOTE RECEIVABLE

On August 15, 2004, the Company entered into an employment agreement with James Neumann, previously the President of Integrated Graphic Solutions, Inc. ("IGS"). As a sign on bonus for the employment agreement, Mr. Neumann would receive 1,170,000 of Company stock. The issuance of the employment agreement and sign on bonus was conditional upon Mr. Neumann's assignment of the rights to various contracts and assets of IGS. Previous to the execution of the employment agreement Mr. Neumann assigned the contract rights for digital signage in the Dierbergs and ShopNSave Grocery stores in St. Louis, Missouri. IGS has installed 39 grocery stores in the St., Louis area with 4 LCD screens. The contracts provided for another 20 locations to have equipment installed. Based on the contracts, the owners of the stores receive between ten and fifteen percent of the revenue generated on the screens from advertising sales. The Company will be responsible for providing the advertising sales.

Mr. Neumann was required to assign the rights to three parking garages in Chicago, IL whereby large LCD screens were installed and IGS was selling advertising space. The Company agreed to assume the responsibility for the outstanding liabilities on all screens. At the time of the execution of the agreements, the indebtedness was about $1.2 million for all the screens; however the Company is negotiating with the equipment provider to substantially reduce the indebtedness. The indebtedness has not been included in the balance sheet for the equipment contract has not been assigned to the Company prior to this filing.

Mr. Neumann was also required to assign all rights to the name and trademark of VuPlex. This name is recognized in the grocery industry for in store digital signage systems. Mr. Neumann was also required to assign the rights to an agreement between IGS and the State of Missouri whereby IGS could sell 20% of the available time on the digital signs in the grocery store to alcohol product providers. Mr. Neumann did assign all items required under the employment agreement. The assignment of all the items occurred on August 9, 2004, however, the assignments were not delivered to the Company until Sept 17, 2004. David Lott, the President of the Company, loaned the Company sufficient stock to issue to Mr. Neumann and the stock for the sign-on bonus was issued.

During October 2004, the Company learned that Mr. Neumann had other interests in another Company that promoted itself to provide digital signage services. The Company issued a cease and desist order to Mr. Neumann. Mr. Neumann offered to return the sign-on bonus shares, offered exclusive grocery digital signage and resign if he would be allowed to keep the parking garage contracts and pursue other digital opportunities. This was agreed and Mr. Neumann returned the shares to the Company, however, at this time a formal document has not been executed. Since no consideration has been given by the Company for the contracts, customers, trademarks and agreements, the Company has not provided monetary or non-monetary consideration for the assets and is not recording the contracts as an asset. As of this filing, the liabilities for the installations the Company agreed assume has not been completed. The liabilities total approximately $78,600 owed to ShopNSave Grocery for electrical work; $76,300 owed to Dierbergs Grocery for electrical work; $62,200 owed to American Express for mounting hardware and $985,000 to Barco Digital Media for 167 40" LCD screens. To complete the transaction with IGS, Dierbergs and ShopNSave must agree to the assignment of the contracts. They have not agreed to the assignment until the Company resolved the outstanding electrical billings. Barco Digital Media and the Company are negotiating a long-term payout on the indebtedness. Therefore, until these matters are resolved the Company is not posting any assets or liabilities on the balance sheet of the Company.

In addition to the above contracts, during August 2004, the Company entered into an agreement with an Mr. Neumann to acquire certain assets of IGS. Pursuant to the agreement, the Company loaned funds to IGS to pay current operational needs and capital improvements of IGS totaling $77,761. The Company and IGS entered into a Secured Demand Note for the funds. The balance is secured by the assets of IGS, bears interest at 12% per annum and is payable in October 2004. As discussed in Note 15, the Company received various assets in satisfaction of the note receivable during October 2004.

NOTE 4 - DUE TO STOCKHOLDERS

Due to stockholders consists of the following as of September 30, 2004:

      Loan payable to the Company's President and majority stockholder, secured by the Company's assets subject to the priority liens of Cornell Capital
      Partners, LLC (See Note 10), bearing interest at 9% per annum, payable in monthly installments
      of interest only, due on demand                                                        385,307

      Loans from a stockholder and director of the Company,
      unsecured, bearing no interest and due on demand                                         4,000
                                                                            ------------------------

                                                                            $                389,307
                                                                            ========================

NOTE 5 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

In April 2004, various stockholders and an officer of the Company converted $42,500 in principal and $1,969 in accrued interest into 320,566 shares of the Companies common stock. As of September 30, 2004 the remaining balance of convertible loan payable - related party totals $10,000, payable to a stockholder of the Company.

NOTE 6 - CONVERTIBLE LOAN PAYABLE

In February 2004, the Company entered into two Convertible Loan Agreements to satisfy outstanding loans payable of $54,500 (including accrued interest of $4,500) and $10,900 (including accrued interest of $900). The convertible loans mature in February 2005, are unsecured, and bear interest at 12% per annum, which is payable in cash or shares of stock at the conversion rate outlined below. The individuals are entitled to convert all or any portion of the principal balances into shares of the Company's common stock at a conversion price of 75% of the average of the closing bid prices for the five trading days immediately preceding the conversion date. The Company recorded the estimated value of the conversion feature totaling $49,842 as interest expense.

During April and September 2004, the holders of the two Convertible Loan Agreements converted the entire $65,400 principal into 759,388 shares of the Company's common stock.

In August 2003, the Company borrowed $10,000 from an individual which matured during August 2004, unsecured, and bearing interest at 12%. As of September 30, 2004 the balance of $10,000 is in default and recorded as a current liability. The individual is entitled to convert all or a portion of the principal balance into shares of the Company's common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company's common stock.

NOTE 7 - LOANS PAYABLE

During February 2003, the Company borrowed funds from an individual totaling $15,000 maturing June 2004, unsecured, and bearing a simple interest rate of 9%. As of September 30, 2004 the outstanding principal balance totaled $4,500 and the loan is currently in default.

Pending in the State Court of Cherokee County, Georgia filed September 9, 2002, D&D Management, Inc. is alleging it entered into a loan agreement with the Company during February 2002 for $54,000 which has not been repaid. The Company is defending on the basis that it issued D&D Management, Inc. 89,000 shares of the Company's common stock in consideration of repayment and for settlement. D&D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered and is pursuing settlement negotiations. The Company has recognized a liability of $25,000, based on management's estimate of negotiated terms.

During July 2004, the Company entered into a Promissory Note Agreement (the "Note") with Cornell whereby Cornell advanced the Company $115,000. The Note is secured by the assets of the Company, bears interest at 12% per annum, and payable upon maturity in January 2005. The Note is also guaranteed by the Company's President. During September 2004 the Company paid $52,900 in principal. As of September 30, 2004 the outstanding principal balance totaled $62,100. As discussed in Note 15, the remaining principal was paid in October 2004.

NOTE 8 - STANDBY EQUITY DISTRIBUTION AGREEMENT

During February 2004, the Company entered into a Standby Equity Distribution Agreement ("Distribution Agreement") with Cornell. The Distribution Agreement entitles the Company to draw funds up to $12,000,000 from issuance of its common stock for an amount equal to 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market 5 days immediately following the advance notice date. The Distribution Agrement expires in August 2006, subject to certain terms and conditions. Cornell Capital Partners will retain 5% of each advance under the Distribution Agreement. Additionally, the Distribution Agreement required the Company to pay Cornell a commitment fee in the amount of $340,000 to be paid by the issuance of a Convertible Fee Debenture, as discussed in Note 9. Furthermore, the Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission ("SEC") for the registration of common stock for future issuance related to the Distribution Agreement. The SEC declared the registration statement effective on August 16, 2004.

For the period ended September 30, 2004, the Company drew funds totaling $60,000 and consequently issued 1,530,612 shares of common stock.

NOTE 9 - CONVERTIBLE FEE DEBENTURE

In February 2004, pursuant to the Distribution Agreement, as discussed in Note 8, the Company issued a Convertible Fee Debenture ("Debenture") to Cornell totaling $340,000. The balance is unsecured, bears an interest rate of 5.0%, with principal and interest to automatically convert into the Company's common stock in February 2007. Additionally, Cornell is entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company recorded the Debenture as a component of equity as loan fees related to standby equity distribution agreement to be amortized over the life of the Distribution Agreement. The Company amortized $20,676 during the nine months ended September 30, 2004.

NOTE 10 - SECURED CONVERTIBLE DEBENTURES

In February 2004, the Company issued a Secured Convertible Debenture to Cornell secured by all Company assets. Upon closing, the Company received $250,000. The balance bears an interest rate of 5.0%, with principal and interest automatically converting to shares of the Company's common stock in February 2007. Cornell has the option of converting this loan to common stock, at the lower of a) fifty-two cents per share($0.52), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. In May 2004, the Company issued a second Secured Convertible Debenture to Cornell totaling $250,000 with the same terms as the February 2004 Secured Convertible Debenture. The Company recorded the estimated value of the conversion feature totaling $125,000 to interest expense.

During September 2004, the Company converted $150,000 in principal on the convertible debentures into 3,693,608 shares of the Company's common stock. As of September 30, 2004, the outstanding balance of the convertible debentures totaled $350,000.

NOTE 11 - OTHER LIABILITIES

During the year ended December 31, 2003, the Company terminated their agreement with Eric Nelson. Mr. Nelson sued and won a judgment for unpaid services totaling $42,000. The Company settled with the former officer with the assistance of a third party entity contracted to promote the Company's stock, who agreed to purchase Mr. Nelson's outstanding warrants for the purchase of 500,000 shares of the Company's common stock in exchange for $18,000. In return, Mr. Nelson agreed to forgive all remaining debts owed by the Company as of December 31, 2003.

During July 2004, the Company received $100,000 from the third party entity who attempted to exercise Mr. Nelson's warrants. The original exercise price of the warrants was $1.50, however as an incentive to the entity to purchase and exercise the warrants, the Company repriced the exercise price to $0.20. The third party entity was unable to complete the purchase of the warrants from Mr. Nelson and the funds were delivered to the Company. As of September 30, 2004, Mr. Nelson has demanded payment of his judgment totaling $42,000, as the terms of the agreement to forgive the remaining debts owed were not followed. Accordingly, the Company has recorded a liability for $42,000 and $100,000 as part of other liabilities totaling $172,699.

NOTE 12 - CONSULTING AGREEMENTS

In January 2004, the Company entered into a Consulting Agreement with a company to provide investor relation services for a period of twelve months in exchange for 500,000 shares of the Company's common stock and a monthly fee of $1,000. The Company issued the stock and recorded consulting fees totaling $150,000 in January 2004.

In February 2004, the Company entered into an Agreement with an entity to produce twelve programming episodes (one per month) for distribution to the Company's closed-circuit networks over the course of one year. The Company's cost per episode will not be less than $46,666, and is determined by a mutually pre-approved budget. The Company has recorded expenses related to the agreement of $113,332 for the nine months ended September 30, 2004.

In February 2004, the Company entered into a Common Stock Purchase Agreement with an entity to sell 175,000 shares of the Company's common stock for $25,000 in cash and an additional 175,000 shares for consulting services totaling $153,500. In addition, if the open market price on the closing bid is below fifty cents for three consecutive days during the thirty days following the effective registration of the Company's common stock, the buyer is entitled to a pro-rata adjustment to the number of shares equal to a 50% discount to the lowest bid price of those three days.

NOTE 13 - COMMON STOCK

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

In February 2004, the Company issued 187,000 shares of its common stock for services at $0.85 per share.

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

In April 2004, the Company issued 200,000 shares of its common stock to a director for services at $0.11 per share.

In April 2004, the Company issued 52,338 shares of its common stock for services at $0.19 per share.

In April 2004, the Company issued 172,223 shares of its common stock for cash at $0.02 per share.

In April 2004, the Company issued 88,889 shares of its common stock for cash at $0.03 per share.

In July 2004, the Company issued 1,269,231 shares of its common stock for services at $0.14 per share.

In August 2004, the Company cancelled 150,000 shares of its common stock. In September 2004, the Company issued 4,025 shares of common stock at $0.04

NOTE 14 - LEGAL MATTERS

Legal Settlement - During July 2001, See/Saw Communications, LLC ("See/Saw") and the Company entered into a certain loan agreement and other agreements related to the loan agreement. Pursuant to the loan agreement, the Company advanced funds to See/Saw. See/Saw alleges that the Company breached the loan agreement while the Company alleges it is owed money by See/Saw. In March 2004, the Company entered into a settlement agreement with See/Saw whereby the Company issued 300,000 shares of its common stock to See/Saw valued at $60,000.

Legal Judgment - During February 2002, a consultant alleged claims against the Company for non-payment related to a consulting services agreement. The Company was unable to secure adequate financing to engage the consultant and no services were rendered however the consultant claims payments totaling $93,000 remain due. A default judgment was entered in favor of the consultant however execution of the judgment had not occurred due to misidentification of the Company. During April 2004, execution of the judgment was made whereby the Company was held liable for the $93,000 plus interest. As of September 30, 2004, the total amount owed of $110,388 has been recorded as accrued expenses in the accompanying Balance Sheet.

NOTE 15 - SUBSEQUENT EVENTS

During October 2004, the Company converted additional principal totaling $50,000 related to the Secured Convertible Debentures (see Note 10) into 2,994,792 shares of the Company's common stock.

During October 2004, Cornell advanced an additional $133,500 to the Company in relation to the Distribution Agreement for 5,856,274 shares of the Company's common stock.

During October 2004, the Company paid the remaining principal balance totaling $62,100 in relation to the loan payable to Cornell (see Note 7).

During October 2004, the Company received various assets from IGS in satisfaction of its note receivable totaling $77,741 (see Note 3).

Beginning in November 2004, the Company has issued several demands to Cornell and the escrow agent demanding the return of the remaining 9,342,778 shares held in escrow. The Company represents that Cornell is in breach of its contracts and severely damaged the business of the Company by refusing to fund the Company pursuant to the executed agreements. The Company is currently evaluating legal actions against Cornell.

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

Business Overview Of Limelight Media Group, Inc.

      Limelight is a Tennessee-based, publicly traded company (LMMG.OB) that has developed a digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display. The company focuses on two general markets: point of decisions and captive audience. Historically, the company has emphasized a captive audience network in movie theater lobbies. In 2004, the company began developing other markets. The company is currently developing a mall based captive audience network utilizing sponsor driven themed soft zones and point of sale advertising opportunities on DVD rental machines.. During the third quarter the company entered an agreement to provide content management and advertising sales for a digital signage systems in grocery stores.. By diversifying the markets the company may realize revenue from multiple sources . For example, contracts with the grocery stores provide a potential of selling 24 ads per store. Each advertisement is 15 sec in length and would play on 4 or 5 digital screens. The advertising and other content would play once each 10 minutes on each screen. The additional time on the loop is devoted to in store promotions. The rate card is $250.00 per month per advertiser, therefore, each store has the potential of generating $6000.00 per store per month. Typically, a grocer would receive a portion of the revenue equaling ten or fifteen percent. Limelight typically has promoted an advertising program for brands in theater lobbies. This is typical to an advertisement on general television. The advertisement in a retail or grocer location is designed to cause a sell at the point of decision. By diversifying into retail and grocers, the Company has the opportunity to present multiple points by which advertisers may approach the market. The Company is also pursuing opportunities whereby the retail store buys the equipment from Limelight. In these situations, Limelight would receive a monthly subscription agreement to maintain the network for the customer as well as generate revenue from the sale of the equipment. To facilitate these type of arrangements, the Company is negotiating with third party leasing companies to provide the customer a lease package for the equipment.

      Limelight has developed a system to distribute digitally advertisements, marketing messages and entertainment video content via broadband connection for viewing in public locations such as movie theater lobbies, on theater screens and in retail locations as convenience stores, grocery stores and malls. . The Content Management System, facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. The previous focus of deployment for Limelight's technology has been within movie theaters. However, during 2003 Limelight pursued opportunities to expand to the retail industry. Limelight has two types of clients, the "location partner," and the advertiser who wishes to reach the patrons that visit the location partner's venues. A location partner can be a theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility. Revenue is derived from advertising sales, sponsorships, subscription agreements, equipment sales, maintenance and installation fees and content development fees.

      Limelight provides a turn-key solution for businesses desiring digital signage systems for information display. Limelight contacts high traffic businesses such a movie theaters, malls, restaurants and retail stores to determine if a digitally managed captive audience networks is desired. Limelight installs all necessary servers and displays for its customers. Depending on the agreement, Limelight may provide the equipment at no cost to the location partner and share in the revenue or the partner may purchase the equipment and pay a monthly fee to Limelight for sales and administration. The system is connected via a telephone line or broadband internet to Limelight's video and content management servers. Limelight generally provides the programming and markets the network space to potential advertisers. These advertising revenues pay for the cost of installation and administration of the network and programming. The location partner may receive a portion of the revenue generated from advertising sales on a negotiated basis depending on their level of involvement in the payment of the system.

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

      On July 2, 2004, the Company entered into an agreement with Woodland Associates to provide content management and advertising sales for the Woodland AEM system. Woodland sublicenses its system from DVD Play. This system is placed in convenience stores, grocery stores, military bases and universities and provides an automated DVD rental system. The company will install large screens on the system to market the products of the system or the location partner.

      On September 9, 2004, the Board of Directors of the Company accepted the resignation of Mr. David Lott ac Chairman, President and CEO of the Company for a period of 60 days. On Nov 12, 2004, the Company reappointed Mr. Lott to all previously held positions.

      On September 23. 2004 the Company extended an employment agreement with Mr. Jim Neumann who will bring contracts to the Company for digital signage systems under the vuPLEX trademark. The Company will produce and manage the content delivered on the vuPLEX grocery media network, which currently consists of systems in place in 38 grocery stores in the St. Louis area. On Nov 15, 2004, Mr. Neumann resigned from the Company. There was no balance owed to Mr. Neumann at the time of his resignation.

      On October 5, 2004, Mr. Phil Worack was added to the Board of Directors. Mr. Worack will serve as a Board member until the next annual meeting of stockholders.

Employees

      As of September 30, 2004, Limelight had six (6) employees. Limelight intends to hire additional employees upon securing the necessary operational and equipment financing. None of the Company's employees are subject to any collective bargaining agreement.

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

Going Concern

      Our independent auditors have added an explanatory paragraph in connection with the December 31, 2003 financial statements., which states that our Company is in the development stage and has incurred a net loss of approximately $4,301,000 from the period from April 19, 2001 through December 31, 2003. As of Septemeber 30, 2004, the Company has incurred a net loss of approximately $7,693,000 from the period from April 19, 2001 through September 30, 2004. Our current liabilities exceed our current assets. These conditions give rise to substantial debt about our Company's ability to continue as a going concern. Our Company's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result form the outcome of this uncertainty.

Results Of Operations For The Three Months Ended September 30, 2004, As Compared To The Three Month Ended September, 2003

      Revenue. Revenue for the three months ended September 30, 2004 was $15,049.00 compared with $1,563.00 for the three months ended September 30, 2003

      Cost Of Revenue. Cost of Revenue for the three months ended September 30, 2004 was $0.00 compared with $0.00 for the three month ended September 30, 2003.

      Gross Profit. Gross profit was $15,049.00 for the three months ended September 30, 2004, as compared with $1,563.00 for the three months ended September 30, 2003.

      General and Administrative. General and administrative expenses were $411,587.00 for the three months ended September 30, 2004 as compared to $200,415.00 for the three months ended Sept 30, 2003, an increase of $211,172.00 or 105%. The increase resulted primarily from increased compensation paid to consultants retained by the Company and the expensing of expenses related to the transaction with Cornell Capital.

      Net Loss. The net loss for the three months ended September 30, 2004 was $402,998.00 for the three months ended September 30, 2004 as compared to $340,311 for the three months ended September 30, 2003, an increase of $62,687.00 or 18%.

      Other Items. On August 15, 2004, the Company entered into a employment agreement with Jim Neumann, previously the President of IGS, Inc. As a sign on bonus for the employment agreement, Mr. Neumann would receive 1,170,000 of company stock The issuance of the employment agreement and sign on bonus was conditional upon Mr. Neumann assigning the rights to various contracts and assets of IGS, Inc. Previous to the execution of the employment agreement Mr. Neumann has assigned the contract rights for digital signage in the Dierbergs and ShopNSave Grocery stores in St. Louis, MO. IGS has installed 39 grocery stores in the St., Louis area with 4 LCD screens. Several of the 39 stores has a 5th LCD screen installed in the pharmacy section. The contracts provided for another 20 locations to have equipment installed. It is the intent of the Company to install these remaining 20 locations during the 1st quarter of 2005 at a cost of $20,000 per store. The owners of the stores receive between ten and fiftenn percent of the revenue generated on the screens from advertising sales. It is the responsibility of the Company to provide the advertising sales. . Jim Neumann also was required to assign the rights to three parking garages in Chicago, IL whereby large LCD screens were installed and IGS was selling advertising spaces on . The company agreed to assume the responsibility for the outstanding indebtedness on the all screens. At the time of the execution of the agreements, the indebtedness was about $1.2 million for all the screens, however, the company is negotiating with the equipment provider to substantially reduce the indebtedness. The indebtedness has not been included in the balance sheet for the equipment contract has not been assigned to the Company prior to this filing. Mr. Neumann was also required to assign all rights to the name and trademark of VuPlex. This name is recognized in the grocery industry for instore digital signage systems. Mr. Neumann also was required to assign the rights to an agreement between IGS and the State of Missouri whereby IGS could sell 20% of the available time on the digital signs in the grocery store to alcohol product providers. According to the legal counsel that arranged this agreement, this is the only known case in the United States for the display of alcohol products at the point of sale and could be considered a significantly valuable asset. Mr. Neumann did assign all items required under the employment agreement. The assignment of all the items occurred on August 9, 2004, however, the assignments were not delivered to the company until Sept 17, 2004.. David Lott, the President of the Company, loaned the company sufficient stock to issue to Mr. Neumann and the stock for the sign-on bonus was issued. In Oct, 2004, the company learned that Mr. Neumann had other interests in another company that promoted itself to provide digital signage services. The company issued a cease and desist order to Mr. Neumann. Mr. Neumann offered to return the sign-on bonus shares, offer exclusitivity to grocery digital signage and resign if he would be allowed to keep the parking garage contracts and pursue other digital opportunities. This was agreed and Mr. Neumann returned the shares to the company, however, at this time a formal document has not been executed. . Since no consideration has been given by the company for the contracts, customers, trademarks and agreements, the company has chosen not to provide a valuation to the assets and is not posting the contracts as an asset. As of this filing, the indebtedness for the installations that the Company agreed to has to been completed. The indebtedness amounts to $78,639.94 owed to ShopNSave Grocery for electrical work; $76,269.51 owed to Dierbergs Grocery for electrical work; $62,231.76 owed to American Express for mounting hardware and $985,000 to Barco Digital Media for 167 40" LCD screens. To complete the transaction with IGS, Dierbergs and ShopNSave must agree to the assignment of the contracts. They have not agreed to the assignment until the Company resolved the outstanding electrical billings. Barco Digital Media and the Company are negotiating a long term payout on the indebtedness. Therefore, until these matters are resolved the Company is not posting any assets or liabilities on the balance sheet of the Company.

Results Of Operations For The Six Months Ended September 30, 2004, As Compared To The Nine Months Ended September 30, 2003

      Revenue. Revenue for the nine months ended September 30, 2004 was $16,857.00 compared with $88,728.00 for the nine months ended September 30, 2003. The decrease was due to divesture of UniGuest of Tennessee.

      Cost Of Revenue. Cost of Revenue for the nine months ended September 30, 2004 was $1,957.00 compared with $47,112.00 for the nine months ended September 30, 2003.

      Gross Profit. Gross profit was $14,900.00 for the nine months ended September 30, 2004, as compared with $41,616.00 for the nine months ended September 30, 2003.

      General and Administrative. General and administrative expenses were $2,847,504.00 for the nine months ended September 30, 2004 as compared to $758,659.00 for the nine months ended September 30, 2003, an increase of $2,088,845.00 or 275%. The increase resulted primarily from increased compensation paid to consultants retained by the Company and the expensing of expenses related to the transaction with Cornell Capital.

Net Loss. The net loss for the six months ended September 30, 2004 was $3,392,486.00 for the nine months ended September 30, 2004 as compared to $861,997.00 for the nine months ended September 30, 2003, an increase of $2,530,489.00 or 293%.

Liquidity And Capital Resources

      As of September 30, 2004, we had no cash and other current assets totaling $92,433.00 as compared to $0.00 as of September 30, 2003. As of September 30, 2004, we had approximately $172,037.00 in fixed assets, net, as compared to $82,327 as of September 30, 2003. As of September 30, 2004, our total current liabilities were $1,338,862.00, consisting primarily of $389,307.00 due to stockholders and $635,213.00 of accounts payable and accrued expenses.

      On February 17, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $12 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Limelight for 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $12 million. The maximum of each advance is equal to $170,000 and the maximum amount of advances is any thirty day period cannot exceed $510,000. As of September 30, 2004, Cornell Capital Partners had advanced $60,000 which was retained by Cornell to pay against an outstanding Demand Note in the amount $115,000.00. Of the $60,000, $52,500 applied toward the outstand balance and the remainder was applied to fees earned by Cornell Capital.

      As of February 17, 2004, we entered into a Securities Purchase Agreement for the issuance of Secured Convertible Debentures to Cornell Capital Partners in the principal amount of $500,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. Limelight's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Cornell Capital Partners cannot convert such debenture for a number of shares of common stock of Limelight in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of the outstanding shares of common stock of Limelight. As of September 30, 2004, Cornell Capital Partners had exercised its conversion rights in the amount of $150,000.

      In the absence of outside financing, we believe that we have insufficient cash to operate .

Certain Business Risk Factors

      We Have Historically Lost Money And Losses May Continue In The Future

      We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $4,301,196 as of December 31, 2003. For the years ended December 31, 2003 and 2002, we incurred a net loss of $1,620,765 and $1,981,664, respectively. For the three months ended September 30, 2004, we incurred a net loss of $402,998 and for the nine months ended September 30, 2004 $3,392,486. We anticipate that we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to expand deployment locations and to sell advertising time. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement which we have entered into with Cornell Capital Partners. If we incur any problems in drawing down the Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

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

      We Have A Working Capital Deficit; We May Need To Raise Additional Capital To Finance Operations

      We have relied on significant external financing to fund our operations. As of September 30, 2004, we had no of cash on hand and our total current assets were $267,563. Our current liabilities were $1,296,862. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $3 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      We are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by the Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is $170,000 and a maximum advance amount in any 30-calendar-day period id $510,000. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. At a recent stock price of $0.40, we would have to register 30 million shares of common stock to draw down the entire $12 million available to us under the Standby Equity Distribution Agreement. Our Articles of Incorporation currently authorize us to issue 100 million shares and, as of September 30, 2004, we had 59,935,257 shares of common stock issued and outstanding. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than the Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on the Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

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

      We Could Fail To Attract Or Retain Key Personnel

      Our success largely depends on the efforts and abilities of David Lott, our founder. Mr. Lott has been instrumental in securing our existing financing arrangements. Mr. Lott has been responsible for the strategic direction and policy determination of Limelight. The loss of the services of Mr. Lott could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Lott.

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

      We Expect Intense Competition In Our Industry

      Many of our competitors have significantly greater name recognition and financial and other resources. If we are unable to compete effectively against our competitors, we will be forced to curtail or cease our business operations. In the theater business, our main competitors are National Cinema Network, Regal Entertainment and Screen Vision. In the grocery business our chief competitor is Captive Audience and World Narrowcast. In addition, any delays in our ability to access sufficient financing when needed could allow our competitors to increase their market share and make it more difficult for Limelight to obtain profitable operations.

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

      Management Of Limelight Controls Approximately 25.3% Of Our Common Stock On A Fully Diluted Basis And Such Concentration Of Ownership May Have The Effect Of Delaying Or Preventing A Change Of Control Of Our Company

      David Lott beneficially owns approximately 17.5% of Limelight's outstanding common stock on a fully-diluted basis. As a result, Mr. Lott will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of Limelight's assets, and the control of the management and affairs of Limelight. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Limelight, impeding a merger, consolidation, takeover or other business combination involving Limelight or discouraging a potential acquirer from attempting to obtain control of Limelight.

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

Sale Of Shares Eligible For Future Sale Could Adversely Affect The Market Price

      All of the approximate 18,979,275 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Limelight, as defined, would be entitled to sell within any three- month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

ITEM 3.  CONTROLS AND PROCEDURES

(A)      Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)      Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Pending in the State Court of Cherokee County, Georgia, is case number 02-SC-1082, styled D & D Management, Inc. v. Multinet International, Inc., d/b/a Limelight Media Group, Inc, Inc., and David V. Lott, filed September 9, 2002. D & D Management, Inc. is alleging it entered into a loan agreement with the Company in February of 2002 for fifty-four thousand dollars ($54,000.00) which has not been repaid. The Company is defending on the basis that it issued D & D Management, Inc. a total of 89,000 shares in lieu of repayment and for settlement. D & D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered The Company is pursuing settlement negotiations and has recognized as a potential liability of approximately twenty-five thousand dollars ($25,000.00). No known motions are outstanding and the matter remains pending. The company has presented settlement offers to the counsel of D&D Management on two occasions, however, there has be no response to the offers.

      There is litigation threatened regarding Clickplay, Inc. Clickplay, Inc. has alleged claims against the Company for non-payment of deposits related to a consulting services agreement. The Company was unable to secure adequate financial backing to engage Clickplay, Inc. and no services were rendered by Clickplay, Inc. However, Clickplay, Inc. claims deposits totaling ninety-three thousand dollars ($93,000.00) remain due. Clickplay, Inc. filed suit February 19, 2002, in the Circuit Court of Tennessee for the Thirtieth Judicial Circuit at Memphis in an action styled Clickplay, Inc. v. Limelight, Inc., case number 00092502D.5AD. A default judgment was entered in favor of Clickplay, Inc. against Limelight, Inc., on April 23, 2004. On June 7, 2004, a Notice of Garnishment from the State of Tennessee was delivered to First Tennessee Bank with respect to the $93,345.00 judgment, $16,274.94 in interest and $345.00 in costs. Clickplay has subsequently filed the same claim in Nevada courts and recorded the foreign judgment in Nevada courts.

      Pending in the Circuit Court of Tennessee, is case # CT-006990-03, styled Terrance Lall, Lester Hall and Heath Wilson vs., Limelight Media Group, Inc, formerly known as Showintel Networks, Inc, David V. Lott and the David V. Lott Living Trust, filed December 16, 2003. Mr. Lall, et. al., is alleging breach of contract against the defendants and seeks (1) an order declaring that the plaintiffs are not in breach of a stock purchase agreement to purchase 5,000,000 shares of common stock, (2) that the plaintiffs have lawfully exercised their rights under the stock purchase agreement to withhold the balance of their investment at this time, (3) that the plaintiffs are entitled to the 5,000,000 shares of common stock and an additional 1,000,000 shares of common stock pursuant to a consulting agreement, (4) that Mr. Lall holds the proxy to vote 17,000,000 shares of common stock held by David V. Lott and/or the David V. Lott Living Trust and (50 payment under an employment agreement for the sum of $15,000 per month plus benefits. According to the complaint, Mr. Lall entered into a stock purchase agreement, employment agreement and consultant agreement with the Company on October 27, 2003. According to the agreements, Mr. Lall entered an agreement to purchase shares in the Company for an investment of $150,000 with a right for further investments. Additionally, Mr. Lall contends that he was entitled to an employment and consulting agreement. Mr. Lall attests that he performed according to the contracts. Limelight is challenging the lawsuit and intends to vigorously defend against the lawsuit. The Company denies receiving the funds despite delivering the stock to Mr. Lall according to the stock purchase agreement. Limelight has filed a defense and counterclaim against Mr. Lall for damages and failure to perform. The counterclaim seeks damages in excess of $9,000,000.00. The company has agreed to release 1,000,000 shares as compensation for the funds expended by Mr. Lall, etal in full settlement of the complaint.

      Erik Nelson had filed a claim against the company and won a judgment of $42,000 for unpaid consulting services and punitive damages. In early 2004, Mr. Nelson entered into an agreement with a third party whereby the third party would assume the amount of the judgment in exchange for the company re-pricing warrants that Mr. Nelson holds such that the underlying registered stock covering the warrants may be sold . The company agreed to re-price the warrants. The warrants were not exercised. The third party agreement has expired. Mr. Nelson has reclaimed the right to collect the funds due from the company. The company is pursuing a settlement agreement with Mr. Nelson.

Item 2.  Changes in Securities and Use of Proceeds

      (a) As of February 17, 2004, we entered into a Securities Purchase Agreement for the issuance of a Secured Convertible Debentures to Cornell Capital Partners in the principal amount of $500,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. Limelight's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture cannot convert such debenture for a number of shares of common stock of Limelight in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of the outstanding shares of common stock of Limelight. As of September 30, 2004, Cornell Capital Partners had exercised its conversion rights in the amount of $150,000. A total of 3,693,608 shares were delivered to Cornell Capital Partners for these conversions.

      (b) Subsequent to Sept 30, 2004, Cornell Capital has converted another $50,000 of the debentures into common stock. On Nov 8, 2004, the company notified Cornell Capital of its desire to redeem the balance of the debentures pursuant to its rights in the debentures. Cornell Capital did not respond to the notice and refused two meetings regarding redemption of the debentures. On Nov 12, 2004, the escrow agent for the transactions and counsel for Cornell Capital was notified via overnight courier of the redemption notice. The escrow agent did not respond to the redemption notice. Cornell Capital has made two attempts to cause a delivery of stock under conversion notices. The company has refused to deliver the stock and has placed the stock in a third party escrow account until this matter is resolved. The company is claiming the Cornell Capital is in breach of contract. A total of 2,994,792 shares have been delivered to Cornell Capital Partners for the $50,000 in conversion notices.

      (c) On August 30, 2004, the company entered into a Promissory Note with Cornell Capital for $500,000 which would be repaid from four advance draws against the Equity Line Distribution Agreement. As a condition of the Promissory Note, the company was required to delivery all shares registered under the SB2 registration agreement into an escrow account with Butler Gonzalez, LLP. A total of 16,729,644 shares were delivered to the escrow agent. Upon receipt of the shares into escrow, Cornell Capital refused to fund and refused to return the shares to the company. On Sept 28, 2004, Cornell Capital removed 1,530,612 shares from the account in partial repayment of a demand note between the company and Cornell Capital. On Oct 5, 2004, Cornell Capital removed 2,466,443 shares from the account as final payment of a demand note between the company and Cornell Capital. On Oct 22, 2004, Cornell Capital provided a partial payment of $60,000 and removed 3,389,830 shares from the account. Cornell Capital has refused to fund the promissory note as executed. The escrow account contains 9,342,778 shares that remain from the original shares deposited on August 30, 2004. The company is reviewing legal remedies to the situation. The company is claiming that Cornell Capital is in breach of contract.

      (d). In August 2004, David Lott returned to the company 150,000 shares of personal stock. The Company had received a legal opinion in compliance with the Standby Equity Line Distribution Agreement, that indicated the Company was short 145,975 in authorized but unissued shares necessary to meet the amount of shares stated in the SB2 registration agreement. The difference between 150,000 and 145,975 was returned to Mr. Lott.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

      (a) On Nov 18, 2004, the company entered into an agreement with Lion Partners, LTD for assistance in corporate restructure, lease lines of credit and corporate finance issues. Lion Partners, LTD arranged for a third party to acquire 5,000,000 shares of company restricted stock in exchange for $1,500,000 of cash equivalent credits (CEC). The CEC units are to be used to offset corporate and equipment costs by the company for the next two years. The third party, American Marketing Complex (AMC), additionally agreed to purchase one quarter of the advertising space available on the grocery digital network in St. Louis, MO. AMC agreed to pay $1,500,000 in cash equivalent credit for the advertising space. As AMC places the advertising space to third parties, the company and AMC have agreed to split the funds received. Any funds received on the placement of the advertising spots will by used by AMC to repurchase the cash equivalent credits from the company. Additionally, the company has extended a $30,000 loan to AMC in the form of cash or stock at the company's discretion.

(b) On Dec 3, 2004, the Company filed a 14c Preliminary Informational Statement that does not require the action of shareholders. The 14c Preliminary Informational Statement provides for the increase in authorization of the common shares of the company from 100 million to 250 million shares. The Statement also appoints David
              V. Lott and Phil A. Worack as sole members of the Board of Directors. Subsequent, to the filing the company has received a number of comments from interested shareholders requesting a reduction of the authorization limit to 150 Million. Upon filing of the 14c Final Informational Statement, the Company will reduce the authorization limit to 150 million shares.

(c) On August 30, 2004, the Board of Directors extended a secured promissory note to David V. Lott in the amount of $385,306.78. The note represented all the sums extended by David V. Lott to the Company and not converted into stock to the date of August 30, 2004. The note is secured by all the assets of the company. The note bears an annual rate of interest at 9% payable in monthly installments of $2,889.80. The company has paid the Sept interest payment but has not paid the Oct and Nov payment. Mr. Lott has not foreclosed on the note.

         Exhibit A.  Lion Partner Agreement

         Exhibit B.  AMC Agreement

         Exhibit C: Secured Note

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

Exhibit
No.            Description                                          Location
------------   ------------------------------------------------     -----------------
               [INSERT RIDER E]
    31.1       Officer's Certificate Pursuant to Section 302        Provided herewith


    32.1       Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith
               as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

      On Sept 2, 2004, the Company filed an 8K regarding a fax blast and email blast performed by third parties that contained information that was not factual.

      On Sept 10, 2004, the Company filed an 8K stating the Board of Directors accepted the temporary resignation of David V. Lott.

      On Oct 4, 2004, the Company filed an 8K stating the Mr. Phil Worack had joined the Board of Directors.

      On Dec 3, 2004, the Company filed an 8K stating that the Board of Directors had re-appointed Mr. David Lott as President of the Company. The Company also accepted the resignation of John Fraier as Chief Financial Officer.

      On Dec 3, 2004, the Company filed an 8K detailing the situation that developed regarding Mr. Jim Neumann and AdOne Media. The Company also detailed the situation regarding the Convertible Debentures held by Cornell Capital.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 15, 2004                    LIMELIGHT MEDIA GROUP, INC.

                                                 By:/s/ David V. Lott
                                                    ----------------------------
                                                     David V. Lott
                                                     President/ CEO