Form 10KSB
period 2004-12-31
LIMELIGHT MEDIA GROUP INC
filed 2005-04-15
CIK 1104161

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________ to __________________

Commission File Number: 0-09358

LIMELIGHT MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0441338
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

8000 Centerview Parkway, Suite 115
Memphis, TN	38018
(Address of principal executive offices)	(Zip Code)

(901) 757-0195

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Not Applicable

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Revenues for the fiscal year ended December 31, 2004 were $18,672.

The aggregate market value of shares of our common stock held by non-affiliates as of April 8, 2005 was $9,854,894 based upon the average bid and asked prices of our common stock on the OTC Bulletin Board on April 8, 2005. Shares of common stock held by each executive officer or director and by each person who beneficially owns more than 5% of our outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of April 8, 2005, we had 132,641,944 shares of common stock outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol "LMMG."

Transitional Small Business Disclosure Format (Check one):       Yes ☐     No ☒

When used in this Report, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

Our business and results of operations are affected by a wide variety of factors that could materially and adversely affect our company and our actual results, including, but not limited to: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the effectiveness of our technologies and the development of our products and services; (3) our ability to maintain, attract and integrate management personnel; (4) our ability to complete the development of our proposed services in a timely manner; (5) our ability to effectively market and sell our services to current and new customers; (6) our ability to negotiate and maintain suitable strategic licenses and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

Limelight Media Group, Inc. plans to compete in the out-of-home advertising market by providing location hosts (initially supermarkets) the ability to display targeted advertising within their stores. We intend to distribute digital advertising content to shoppers in supermarkets that elect to use our digital media network. We plan to offer advertising time on our network to local, regional and national advertisers that wish to target shoppers at the point of purchase, where it is estimated that approximately 75% of all purchasing decisions are made. We believe that our network will enable advertisers to cost-effectively deliver highly-relevant and targeted advertising content to captive audiences within the supermarkets using our network. We intend to display our customers' advertising content on large video displays (usually 40-inch LCD or plasma video displays) that we plan to install above high traffic aisles (typically deli, dairy, produce and meat) of the supermarkets that elect to become one of our location hosts. Through the use of digital and broadband technology, we have the ability to add, change, remove or otherwise centrally manage advertising content on our network from our headquarters in Memphis, Tennessee.

We intend to derive our revenues from the sale of advertising time on our network, which we plan to sell in ten second intervals. We plan to charge advertisers a fee for our services that will be negotiated after taking into account factors such as the number of supermarkets in which the advertising content will be displayed and the number of cash register transactions at such supermarkets, among others. We intend to enter into license agreements with supermarket chains that desire to become location hosts, pursuant to which we will pay to the location hosts a percentage of the advertising revenue we derive from the display of digital advertising content in their stores.

We are currently in negotiations relating to proposed host license agreements with two supermarket chains for the delivery of digital advertising content to an aggregate of approximately 55 supermarkets and involving approximately 200 video displays. All of these supermarkets are located in the vicinity of St. Louis, Missouri. We plan to aggressively seek additional location host license agreements with supermarket chains in other geographic markets and our growth plans include seeking similar licensing arrangements with regional malls, mass merchants, large discount retailers, movie theaters and other retailers. We currently have agreements with approximately 10 advertisers for the display of advertising content in supermarkets located in the vicinity of St. Louis, Missouri. We intend to begin distributing such content once we execute host licenses with one or both of the supermarket chains with which we are currently negotiating. We plan to aggressively add personnel to our sales force in an effort to increase substantially the amount of additional advertising content on our network.

On March 11, 2005, we acquired a majority ownership interest in OTR Media, Inc., a Nevada corporation that sells advertising space on mobile billboards placed on the sides of tractor-trailers ("OTR Media"). We intend to operate OTR Media as an independent subsidiary of our company. This acquisition enables us to enter the emerging mobile media segment of the out-of-home advertising industry. We expect, however, that our primary focus in the near term will be on our core business of digitally distributing in-store advertising content.

Industry Overview

According to industry studies published by Universal McCann, the U.S. major media advertising market in 2004 was a $266 billion industry that is projected to grow to $342 billion in 2005. This market includes advertising in newspapers, magazines and direct mail, on network and cable television, on the internet and the radio and on outdoor, or out-of-home, displays. While we are engaged in the out-of-home advertising segment of the industry, we have focused our business on the emerging in-store, digital advertising market of that segment.

According to the Outdoor Advertising Association of America ("OAAA"), revenues generated by the out-of-home advertising industry were more than $18 billion in 2004. Out-of-home advertising includes displays on urban buildings, trains, taxis, buses, benches and bus shelters, and displays inside movie theaters, airports, malls, supermarkets and retail stores. According to OAAA, in 2004, there were an estimated 560,000 out-of-home advertising displays in the United States, operated by more than 500 companies.

In-store, digital signage is an emerging segment of the out-of-home advertising industry. It is differentiated from traditional advertising media in that it that carries the advertiser's message into the store where, according to Point of Purchase Advertising International, 75% of purchasing decisions are made. We believe other advantages of in-store digital signage include its lower CPM, or cost per thousand, and its ability to directly communicate with consumers with a targeted message. As more retailers and product manufacturers discover the advantages of in-store digital advertising, we believe companies will begin to shift a portion of their advertising budgets away from traditional advertising outlets (including other out-of-home displays) and toward in-store digital advertising. Because this segment of the industry is new, there is a lack of research on the effectiveness of in-store digital media networks. A lack of such data may delay acceptance of this advertising segment by retailers and advertisers.

Growth Strategy

Our strategy is to establish our company as a leading distributor of digital, in-store advertising content in the United States. Our short-term goals are to finalize negotiations and execute host licenses with two supermarket chains in the St. Louis, Missouri vicinity, maximize sales of available advertising time on the video displays to be installed in supermarkets upon our execution of the aforementioned host licenses, and expand our network to include new supermarket chains located in other geographic markets. Over the longer term, we also to seek to apply our business model to other types of retail stores and venues. The key elements of our growth strategy include the following:

•	Acquire complementary businesses having existing agreements with supermarket chains and other retail outlets in order to rapidly increase our base of customers and location hosts; and

•	Increase our advertising sales force by adding independent contractor and employee salespeople;

•	Secure additional location host license agreements with supermarket chains in new geographic markets;

•	Increase our customer base of local advertisers while steering additional resources toward the attraction of regional and national advertisers;

•	Identify and develop new location host licensing opportunities with other stores and venues, such as regional malls, mass merchants, large discount retailers and movie theaters;

•	Continue to develop and improve our technology and intellectual property assets;

•	Hire additional managerial, technical and administrative personnel to support our planned growth; and

•	As additional funding becomes available to OTR Media, lend direction and support to OTR Media to assist OTR Media in implementing its business plan.

In order to implement our growth strategy, we will require additional financing of at least $1 million. In the event we are unable to raise such amount, we may have to delay our acquisition strategy and/or elements of our growth strategy.

Business Model

Our core business model involves the digital transmission of advertising content on our proprietary network to video displays located in the main aisles of supermarkets. Once we obtain a location host license from a supermarket chain, we plan to install 40-inch LCD or plasma video displays over the deli, dairy, produce and meat aisles in the supermarkets within the chain that meet our minimum traffic requirements. At larger supermarkets that have a pharmacy, we intend to also place a video display in that department. From our headquarters in Memphis, Tennessee, we can remotely program each video display to run a 45-second video loop consisting of 24 to 30 photos per loop from various advertisers. Using a sales force of two to three salespeople per geographic market, we make sales calls to local, regional and national advertisers and offer advertising time on our network, usually in ten second intervals. This same sales force contacts supermarket chains meeting our predetermined criteria and offers these chains the opportunity to become location hosts by granting us the exclusive right to distribute digital advertising content in their stores.

Advertising content displayed on our network will likely consist of advertising for products sold by the particular supermarket in which the content is displayed (and likely on video displays nearest to the advertised product) and advertising by other non-supermarket businesses within the same geographic area. We also plan to reserve a minimum of 20% of the advertising time on our network for the display, at no charge, of advertising content selected by our location hosts. Any unsold time on our network within any given 45 second loop will be supplemented with additional advertising selected by the particular supermarket or with public services messages. We plan to pay our location hosts a percentage of the advertising revenue that we derive from advertising content displayed in their supermarkets.

We believe our business model is easily transferable to other potential location hosts, such as regional malls, mass merchants, large discount retailers and movie theaters, and intend to seek such additional location hosts as and when our financial resources and cash flow permit.

We believe our in-store digital advertising platform is a cost effective alternative for advertisers. We can offer our customers an average cost-per-thousand ("CPM") (a common industry measure of advertising effectiveness) of approximately $0.98 for a four week ‘flight' on our video displays. We believe our CPM is lower than that of our competitors in the digital, in-store advertising segment of the larger advertising market. Our CPM is also lower than the average CPM for traditional media, such as television, magazine and outdoor billboard advertising. Of these traditional media, billboard advertising has the lowest average CPM of $3.90, which is $2.92 more than our CPM. The following table sets forth the average CPM for some common advertising media as compared to the CPM of approximately $0.98 for a four week ‘flight' on our in-store, digital media network.

Media Type	CPM (Cost per 1,000)

Outdoor (e.g. billboards, street furniture, etc.)
8 sheet posters	$0.85
30 sheet posters	$1.78
Bulletins	$3.90

Radio
0:60 drive time	$5.92

Magazines
4- color page	$9.62

Television
0:30 prime time spot	$20.54

Newspapers
½ page black & white	$23.32

Source: Media Vehicles, a GE Capital Company, 2001.

We believe advertisers electing to use our network will also have greater flexibility to add or change content than with traditional advertising media. We are able to change content on our video displays within minutes. If an advertiser wishes to alter its marketing campaign or otherwise change its advertising content, we can seamlessly insert any replacement content from that advertiser within the appropriate 45-second video loop. The cost to the advertiser for the new insertion generally is minimal. By contrast, the ability of an advertiser to change content displayed on other media may involve lead times of up to two-to-three months. Such lead times can cause advertising down-time on the particular media or result in the display of dated content.

Distribution

Our in-store, digital media network is capable of delivering advertising content to shoppers in supermarkets that elect to join our network and become a location host to our company. We believe our location hosts (e.g. supermarkets and other retailers) will receive a dual benefit from their relationship with our company. First, the retailers will receive a negotiated percentage of the advertising revenue that we will derive from the sale of advertising time on the video displays installed in their stores. In addition, we believe the stores in which we plan to install our video displays will experience increased store sales as a result of the targeted advertising of products sold in their stores (on video displays nearest to the advertised product). We also plan to reserve a minimum of 20% of the advertising time on our network for the display of advertising content selected by our location hosts, at no charge to our location hosts.

In selecting new supermarket chains to become location hosts, we intend to first look for supermarket chains with a minimum of 20 stores. We plan to consider only those stores that have a minimum average number of cash register transactions of more than 20,000 per week. Once we identify a new supermarket chain, we plan to negotiate an exclusive license for the in-store display of digital advertising content. We expect that material license terms generally consist of the number and locations of the supermarkets within the chain to be included on our network, the negotiated percentage of our advertising revenue that we will pay to the supermarket chain and the duration of the license.

We are currently in negotiations relating to proposed host license agreements with two supermarket chains for the delivery of digital advertising content to an aggregate of approximately 55 supermarkets on approximately 200 video displays. All of these supermarkets are located in the vicinity of St. Louis, Missouri.

Our location host licensing arrangements will require no significant expenditure by the location host. We plan to purchase and install all network equipment (including video displays, routers and cables) in the stores of our location hosts with minimal interruption to store operations. Our location hosts will not be required to purchase any equipment or to provide any maintenance on our equipment, other than the provision of electric power to our video displays.

Customers and Marketing

We intend to offer standard and customized advertising packages to local, regional and national advertisers that desire to target their customers at the point of purchase. At April 8, 2005, we had ten customers, all of which are based in the vicinity of St. Louis, Missouri. We intend to begin displaying the advertising content of these customers on our network once we execute host licenses with one or both of the supermarket chains with whom we are currently negotiating. Although our current customers are mostly local in nature, for the reasons described below, over the long term, we plan to derive the majority of our advertising sales revenue from regional and national advertisers.

We currently utilize a small sales force of two experienced salespeople, each of whom serves our company as an independent contractor. Typically, our sales representatives telephonically contact local, regional and national advertisers and offer advertising time on our network, usually in ten second intervals. We pay our salespeople on a commission basis. Our sales are made pursuant to written advertising insertion orders ("AIOs") that contain the terms of our services. Generally, each AIO sets forth the number of supermarkets in which the customer's advertising content will be displayed, the frequency with which the message will be displayed within a given loop, the length of the advertising content (i.e. the number of ten second intervals), the duration of the AIO (typically not less than three months) and the applicable advertising rate to be paid to us by the customer. Short duration AIOs typically require advanced payment from our customers, while longer-term AIOs are typically billed to the customer on a monthly basis. Our advertising rates are generally based on the foregoing factors, as well as the average weekly number of cash register transactions at the supermarket or supermarkets that will display the customer's message.

In our opinion, local advertisers desire AIOs with short durations, typically between three and six months, while regional and national advertisers desire AIOs with longer durations, typically between six and twelve months. In addition, we believe local advertisers, on average, run their messages on approximately 30% of the video displays within our network, while regional and national advertisers typically run their messages on all of the video displays within our network. We anticipate that renewal rates for local advertisers will be approximately 50%, as compared to approximately 75% for regional and national advertisers. Due to these differences, we believe we can achieve greater efficiency and profitability by increasing our advertising sales to regional and national advertisers. We view this to be a essential component of our growth strategy.

Network Management, Technology and Intellectual Property

We have built a state-of-the-art digital media network to ensure the timely and reliable delivery of advertising content to the video displays placed within the stores of supermarket chains and other retailers that elect to become one of our location hosts. Upon our sell advertising time on our network, the advertiser will send its advertising content to us at our headquarters in Memphis, Tennessee. Our technical personnel are capable of converting the advertiser's content from DVD, videotape or MP3 format into digital files that can be stored on computer servers located at our headquarters. Once stored on our computer servers, we can easily integrate advertising content from multiple advertisers that can be customized, scheduled and transmitted via broadband internet to one or more video displays on our network. Because all content is on our computer servers, we can easily manage the content by supermarket chain, by store or by individual video display. If necessary, we can provide each video display with different content. As most of our current customers are local in nature, we believe our ability to deliver targeted advertising content to the stores located in the vicinity of such customers is especially useful and effective.

Upon signing a license agreement with a supermarket chain or other retailer, we will arrange to enter the location host's premises to install our video displays, which we plan to purchase as and when we add new stores, rather than housing costly inventory. We believe we will be successful in obtaining significant pricing discounts on our purchases of video displays. Once installed, there will never a need to enter the premises of our location hosts for the purpose of adding or changing advertising content. Through our digital network, our servers are able to constantly communication with each video display on our network and will be immediately alerted to any failure of a display. An equipment failure in one store will not affect the delivery of advertising content to any other store, and, in most cases, a failure relating to one display will not affect the other video displays in the same store.

We plan to deliver our digital content using broadband cable. We believe broadband is a more reliable and cost-effective delivery system than satellite or wireless, some of which are used by our competitors. As the installation of broadband increases throughout the country and the cost of bandwidth decreases (as have been the trends), we believe our potential market will expand and our profits margins will increase.

We regard our technology, including our digital conversion software, as proprietary and will attempt to protect our technology through patents, copyrights, trade secret laws, restrictions on disclosure and other methods. We do not currently hold any patents or trademark registrations.

Truck-Side Advertising

As a result of our acquisition of a controlling interest in OTR Media, as discussed above, we recently became engaged in the truck-side advertising business. OTR Media, which is based in Bowling Green, Kentucky, sells advertising space on mobile billboards placed on the sides of tractor-trailers.  Mobile billboards allow an advertiser to deliver its message to thousands of motorists on the nation's highways. We believe truck-side advertising on tractor-trailers is an untapped niche of the outdoor advertising market.  Although companies advertise extensively on bus-sides, taxi-tops and other mobile transit, advertising on tractor-trailers is a relatively new, and at this time, untapped segment of the out-of-home advertising market. We believe that, as the outdoor advertising industry grows and advertisers seek new and unique ways to cost-effectively deliver their messages to consumers, advertisers will embrace OTR Media's services. We further believe that OTR Media's business model will afford advertisers a lower average CPM than most other traditional outdoor advertising media.

OTR Media has the capability to produce high-quality, color banners that it can mount on truck-sides using its patented mounting system. OTR intends to secure licenses from owners of tractor-trailer fleets to permit OTR Media to mount and maintain these banners on the sides of tractor-trailers in the fleet. A portion of the revenue received by OTR Media from advertisers will be paid as a license fee to the fleet owner.

Competition

We intend to operate within the emerging in-store, digital advertising segment of the larger out-of-home advertising industry. We are aware of only a small number of other companies that also provide in-store, digital advertising to supermarkets or other retailers. These companies include World Narrowcasting Corporation, which is based in Greenville, South Carolina, PRN Corporation, which is based in San Francisco, California, Captive Audience, LLC, which is based in Vernon, New Jersey, and Onvance, L.P., which is based in Atlanta, Georgia. To our knowledge, none of these companies operates in the vicinity of St. Louis, Missouri, our proposed initial geographic market. However, we expect that one or more of these companies will begin offering services in our current geographic market, as well as in those markets in which we are seeking to expand as part of our growth strategy. In addition, we expect that some traditional advertisers will soon recognize the opportunities within the in-store, digital advertising segment of the advertising market and will begin offering similar services. Most of these companies have significantly greater financial resources than we have. We also compete for customers with traditional advertising media.

Our truck-side advertising services business, in which we are engaged through our controlling interest in OTR Media, operates in an emerging segment of the outdoor advertising market. Until recently, advertising on mobile vehicles has consisted of providing advertising services within a particular transit district for placement of displays on taxis or buses. This is a fragmented market consisting of several large outdoor advertising companies with operations in multiple markets, such as Lamar Media Corp. and Clear Channel Communications, and many small companies that operate pursuant to one or a few agreements with transit authorities. Typically, companies in the transit advertising business bid for exclusive rights to provide advertising services within a particular transit district. Although OTR Media does not provide advertising services to transit authorities, nor does its business strategy include such services, we expect that some companies currently providing transit advertising services will recognize the opportunities in truck-side advertising and will begin offering similar services. Most of these companies have significantly greater financial resources than OTR Media.

Employees

As of April 8, 2005, we had two full-time employees and two part-time employees. Of our employees, two were in executive management, one was in finance and administration and one was in technical support. We also had two commission-based salespeople who were independent contractors. As part of our growth strategy, we intend to hire additional employees in all areas of operation. All of our employees are located at our headquarters in Memphis, Tennessee. None of our employees is subject to any collective bargaining agreement. We believe our relations with our employees are good.

Regulation

We are not aware of any material legal or other regulatory restrictions that may adversely affect our in-store, digital signage business. The furnishing of in-store advertising services is subject to compliance with the Robinson-Patman Act, which prohibits price discrimination among purchasers of commodities that are competing in the same marketing area. Our management is aware of its responsibilities under the Robinson-Patman Act and has instructed our sales staff accordingly. We intend to provide similar terms and service quality to all host locations and customers in any given market and we intend to operate our business in compliance with this Act.

Our truck-side advertising services business, in which we intend to engage through our controlling interest in OTR Media, is subject to extensive government regulation at the federal, state and local levels. In general, outdoor advertising is extensively regulated. Many jurisdictions have restrictions on the location of outdoor advertising, the size of advertising structures (e.g. billboards) and the illumination of displays, among others restrictions. In some instances, governmental regulations may restrict advertising content. For example, many states have banned the outdoor advertising of tobacco products and advertising specifically directed to minors. We believe the operations of OTR Media will not be materially adversely affected by any such laws or regulations.

Development of Business

We were incorporated in the State of Nevada on May 17, 1996 under the name "Multinet International Corporation." During the period from our incorporation until September 26, 2001, we generated no significant revenues and accumulated no significant assets, as we attempted to develop various business opportunities. On September 26, 2001, we acquired all of the outstanding capital stock of Limelight Media Group, Inc., a Nevada corporation that was formerly known as Showintel Networks, Inc. This transaction is commonly referred to as a "reverse acquisition" in which all of the outstanding capital stock of Limelight Media was effectively exchanged for a controlling interest in our company, which was a publicly-held "shell" corporation at the time of the transaction. On September 1, 2002, we acquired all of the outstanding capital stock of Uniguest of Tennessee, Inc., an operator of public internet access terminals. On October 3, 2003, we changed our name to "Limelight Media Group, Inc." On August 9, 2004, we acquired substantially all of the assets of Interactive Graphic Solutions, LLC, including contract rights to deliver digital advertising content to two supermarket chains, other contract rights and intellectual property assets. On March 11, 2005, we acquired majority ownership of OTR Media, Inc., a provider of truck-side advertising services.

We have been engaged in the out-of-home advertising business since 2001. We initially focused our business on digitally distributing in-store advertising content to movie theaters. In the third quarter of 2004, we began to change our primary focus from movie theaters to supermarkets. Since that time, we have been developing and refining our business strategy and we intend to commence operations in our new line of business once we secure a host license with a supermarket chain. At April 8, 2005, we still provided advertising content to one movie theater.

ITEM 2.   DESCRIPTION OF PROPERTY

We lease a 2,850 square feet office in Cordova (Memphis), Tennessee, at a cost of $3,237.00 per month. The lease expires on June 1, 2006. We have an option to renew the lease for a period of three years. In addition, we own miscellaneous office furniture and equipment, including computers and video screens used in our operations. We believe our current facilities are adequate for our existing operations and that all of our properties are adequately covered by insurance. We have granted a security interest in all of the our assets to David V. Lott, our Chairman, Chief Executive Officer and President, as security for our payment of a promissory note in the outstanding principal amount of $385,306.78 at April 8, 2005.

ITEM 3.   LEGAL PROCEEDINGS

We are involved in the following legal proceedings.

Pending in the State Court of Cherokee County, Georgia, is case number 02-SC-1082, styled D & D Management, Inc. v. Multinet International, Inc., d/b/a Limelight Media Group, Inc, Inc., and David V. Lott, filed September 9, 2002. D & D Management, Inc. has alleged it entered into a loan agreement with our company in February 2002 for $54,000, which loan has not been repaid. We are defending on the basis that we issued D & D Management, Inc. a total of 89,000 shares of our common stock in lieu of repayment and in full settlement of the loan. D & D Management, Inc. has responded that the shares were issued for consulting services. We have denied that services were rendered. We are pursuing settlement negotiations with D & D Management, Inc. No known motions are outstanding and the matter remains pending.

There is litigation threatened regarding Clickplay, Inc. Clickplay, Inc. has alleged claims against us for non-payment of deposits related to a consulting services agreement. We were unable to secure adequate financial backing to engage Clickplay, Inc. and no services were rendered by Clickplay, Inc. However, Clickplay, Inc. claims that deposits totaling $93,000 remain due. Clickplay, Inc. filed suit on February 19, 2002 in the Circuit Court of Tennessee for the Thirtieth Judicial Circuit at Memphis in an action styled Clickplay, Inc. v. Limelight, Inc., case number 00092502D.5AD. A default judgment was entered in favor of Clickplay, Inc. against us; however, execution of the judgment upon us has not occurred due to jurisdictional defects stemming from the misidentification of our Company as the defendant. We believe the claims of Clickplay, Inc. are without merit and intend to aggressively defend against these claims. However, we are in negotiations with Clickplay with regard to a settlement of this matter.

Pending in the Circuit Court of Tennessee, is case # CT-006990-03, styled Terrance Lall, Lester Hall and Heath Wilson vs., Limelight Media Group, Inc, formerly known as Showintel Networks, Inc, David V. Lott and the David V. Lott Living Trust, filed December 16, 2004. In this action, the plaintiffs have alleged that Mr. Lall entered into a stock purchase agreement, an employment agreement and a consultant agreement with our company on October 27, 2003, pursuant to which Mr. Lall had the right to purchase shares of our common stock for an investment of $150,000, with a right for further investments. We believe the claims are without merit and will vigorously defend the lawsuit. We deny receiving the funds from the plaintiff despite delivering the stock to Mr. Lall. We have filed an answer to the complaint and counterclaimed against Mr. Lall for damages and failure to perform. A hearing has been scheduled for May 2, 2005. Despite the on-going court proceedings, we are currently in settlement negotiations with Mr. Lall.

Pending in the Circuit Court of the County of St. Louis, State of Missouri, is case # 05CC-000359, styled Dierbergs Markets, Inc. vs. Interactive Graphic Solutions, LLC and Limelight Media Group, Inc, filed in January 2005. According to the complaint, the plaintiff entered into a license agreement with Interactive Graphic Solutions, LLC ("IGS") pursuant to which IGS granted the plaintiff a license to use IGS's system of motion media equipment for the purpose of showing certain advertising in retail stores. Further, the complaint asserts that IGS failed to pay approximately $72,000 to Hanenkamp Electric Company for its services relating to the installation of IGS's media system and that such amount was paid by to Hanenkamp by the plaintiff. In August 2004, we acquired substantially all of the assets of IGS, including the license agreement with the plaintiff. The plaintiff is seeking damages from the defendants in amount equal to $72,000 plus attorneys' fees, costs, expenses and pre-judgment and post-judgment interest. In February 2005, we filed a motion to dismiss on the basis that we are neither a party to the license agreement nor, as the plaintiff asserted in the complaint, a permitted assignee. In addition, we have not performed any services for the plaintiff under the license or otherwise. We are currently in discussions with the plaintiff to settle this matter. We are also simultaneously negotiating a new license with the plaintiff for the installation and operation of our media system in certain of its retail stores. There can be no assurance, however, that we will be able to settle this litigation or to enter into a host license agreement with the plaintiff.

Pending in federal bankruptcy court in the Western District of Tennessee is case # 04-39842-K, styled In re: Chapter 13 David V. Lott, Debtor. In December 2004, David Lott, our Chairman, Chief Executive Officer and President, filed for protection under Chapter 13 of the U.S. Bankruptcy Code. Pursuant to the order of the bankruptcy court, Mr. Lott is required to pay to the bankruptcy trustee $7,745 per month from the sale of shares of our common stock. Mr. Lott intends to effect each sales on or about the last business day of each month. Such sales may depress the market price of our common stock.

In November 2004, we sent a notice to Cornell Capital Partners LLP ("CCP") informing CCP of its breach of the terms of a Standby Equity Distribution Agreement, dated February 17, 2004, between our company and CCP and demanding the return of 9,342,778 shares of our common stock placed in escrow pursuant to such agreement. Of such amount, 870,000 shares are held in escrow by a third party and have not been returned to us. CCP has refused our requests for a meeting and failed to respond to our notices. We are reviewing our legal remedies with respect to this matter , which may include the commencement of litigation.

Under the terms of the Standby Equity Distribution Agreement, CCP agreed to make advances to us from time to time upon our request (through the purchase of shares of our common stock) in an amount not to exceed $12 million in the aggregate. The price at which CCP was entitled to purchase shares of our common stock was a price equal to 97% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board, or other principal market on which our common stock is traded, for the five days immediately following the advance notice date. Furthermore, we were required to file a registration statement with the Commission covering the shares issuable to CCP under the agreement and to place such shares in an escrow account with Lyon Partners, LLP. The registration statement relating to the shares was filed with the Security and Exchange Commission in May 2005 and declared effective in August 2004. However, beginning in October 2004, CCP refused all of our draw requests and in November 2004 we sent the notice described above. In January 2005, our agreement with CCP was terminated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2004, our board of directors and the holders of a majority of our outstanding shares of common stock voted, by written consent in lieu of a meeting, in favor of the following proposals: (i) the increase in the number of authorized shares of our common stock from 100 million shares to 250 million shares and (ii) the election of David V. Lott and Philip A. Worack to our board of directors to hold office until their successors are elected at our next annual meeting.

Stockholders beneficially owning an aggregate of 60 million shares of our common stock, representing approximately 60% of the voting power of our company, delivered their written consent to the proposals and there were no votes against or abstentions from such proposals. A definitive Information Statement on Schedule 14C describing the foregoing actions was filed with the Securities and Exchange Commission on December 17, 2004 and mailed to our stockholders of record.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "LMMG." The following table sets forth the high and low bid prices for our common stock for each fiscal quarter within our last two fiscal years, as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	HIGH BID	LOW BID

Year ended December 31, 2003
First Quarter	$0.24	$0.065
Second Quarter	0.15	0.05
Third Quarter	0.10	0.02
Fourth Quarter	0.12	0.04

Year ended December 31, 2004
First Quarter	$0.78	$0.17
Second Quarter	0.20	0.11
Third Quarter	0.28	0.03
Fourth Quarter	0.06	0.02

On April 8, 2005, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.10.

As of April 8, 2005, there were 132,631,944 shares of our common stock outstanding held by approximately 650 shareholders of record. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not declared any cash dividends on any class of common equity during the years ended 2003 or 2004 and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Equity Compensation Plans

As of December 31, 2004, we had no equity compensation plans in effect.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 22, 2004, we issued 5 million shares of our common stock to American Marketing Complex Inc.("AMC") in consideration for AMC's grant of media credits having an aggregate value of $1,500,000. The fair market value of the shares issued to AMC was $125,000, or $0.025 per share. Accordingly, we recorded a cash equivalent credit totaling $125,000, which is a separate component of stockholders' deficit on our balance sheet. The issuance was made pursuant to the transactions that we previously reported in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004. The shares were issued to AMC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act on the basis that the issuance did not involve a public offering, since (a) the issuance was made to a substantially limited number of persons; (b) AMC represented that it was taking the shares as an investment for its own account and not with a view to distribution; (c) AMC had access to information equivalent to that which would be included in a registration statement; and (d) AMC represented to us that it had knowledge and experience in business and financial matters to understand the merits and risk of the investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

Research And Development Costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

Stock-Based Compensation

We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, we apply Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using a fair value based method whereby cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We use the Black-Scholes option pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of issuance, which date, in the case of stock issued pursuant to our consulting agreements and certain other agreements, is the date we enter into such agreements, unless the agreement provides for a later issuance of the stock.

We did not grant any warrants or options to employees for compensation during the years ended 2004 and 2003, or during the period from April 19, 2001 (the date of our inception for accounting purposes) through December 31, 2004. All stock issued for compensation was recorded at the fair market value of the stock on the date of issuance.

Our stock-based compensation policy has had a material effect upon our results of operations in the years ended December 31, 2004 and 2003. In the years ended December 31, 2004 and 2003, we incurred stock-based compensation expense of approximately $1.7 million and $0.7 million, respectively, which significantly contributed to the net losses we incurred during such periods.

Going Concern

Our independent auditor has added an explanatory paragraph in its report relating to our financial statements for the year ended December 31, 2004, which states that we are in the development stage and have incurred a net loss of approximately $8,774,000 during the period from April 19, 2001 (the date we commenced our current line of business) through December 31, 2004. The report further states that our current liabilities exceed our current assets. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to fully commence operations and generate revenues and our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

General

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Report.

Results of Operations

Revenue.  For the year ended December 31, 2004, we had revenue of $19,000 as compared to $89,000 for the year ended December 31, 2003, a decrease of $70,000, or 79%. We derive our revenues from the sale of advertising time on our network of video displays that are located within supermarkets and other retail venues that license their space to us (called ‘location hosts'). Advertisers pay us a negotiated fee for our services and we pay a percentage of such fee as a license fee to the location hosts that agree to house our video network equipment. In 2004, we conducted limited operations as we sought funding opportunities to allow us to fully commence operations and implement our business strategy. The decrease in our revenues was primarily due to the loss of revenue from the operations of UniGuest of Tennessee, Inc. ("Uniguest"), a former subsidiary of our company that we acquired in September 2002 in a stock acquisition transaction that was rescinded in October 2003. The revenue we derived from Uniguest's operations in 2003 accounted for $87,000 of our total revenues of $89,000. In addition, in 2004 we were unable to obtain sufficient funding to maintain our existing business, which resulted in the loss of certain advertising contracts and licensing arrangements with location hosts.

Management believes our long-term success will be dependent in large part on our ability to add new location hosts to enable us to attract more advertisers and increase our sales of advertising time on our network. However, we believe our ability to add additional new location hosts is dependent on our ability to obtain additional capital to fund new business development, purchase equipment and increase our sales and marketing staff. We are currently in discussions with a number of supermarket chains and other retailers in an effort to reach agreements under which we can license space for the installation of our video display network. While there can be no assurance that we will do so, we believe we will be successful in negotiating agreements with a number of such chains and other retailers.

Cost of Revenue. For the year ended December 31, 2004, we had cost of revenue of $9,000 as compared to $47,000 for the year ended December 31, 2003, a decrease of $38,000, or 81%. This decrease was primarily attributable to the decrease in expenses relating to the operations of our former Uniguest subsidiary and our limited operations in 2004 due to the funding shortages we experienced, as described above.

General and Administrative Expenses. For the year ended December 31, 2004, we incurred general and administrative expenses of $3.9 million as compared to $1.6 million for year ended December 31, 2003, an increase of $2.3 million, or 141%. This increase was primarily attributable to an increase of $1.5 million, or 184%, in the amount of consulting fees we paid, to $2.3 million for the year ended December 31, 2004 from $0.8 million for the year ended December 31, 2003. Additionally, our other general and administrative expenses increased to $1.4 million for the year ended December 31, 2004 from $0.6 million for the year ended December 31, 2003, an increase of $0.8 million, or 133%. Such increased expenses resulted primarily from the costs we incurred in 2004 relating to the issuance and sale of convertible securities to Cornell Capital Partners, LLP and its affiliates, the preparation of a registration statement under the Securities Act of 1933 relating to the shares issuable upon conversion of such convertible securities.

Net Income (Loss). Primarily as a result of the reduced revenues and increased consulting fees discussed above, we incurred a net loss of $4.5 million for the year ended December 31, 2004 as compared to a net loss of $1.7 million for the year ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2004, we had a cash balance of $273. Issuances of convertible debt and equity securities have been our principal source of liquidity since the inception of our current line of business in April 2001.
We are still in the early stages of executing our business strategy. Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of shares of our common stock to institutional investors or other ‘accredited investors' in private placements. If we are unsuccessful in our efforts to raise additional capital, our operations would likely continue at their current level, which do not generate sufficient revenue to meet our expenses. In such event, we may be forced to liquidate our company.

We are currently in preliminary discussions with an institutional lender to obtain a bridge loan in the amount of $1 million. We anticipate that the closing of such financing will be contingent upon, among other conditions, our execution of definitive agreements to acquire one or more companies engaged in digital signage or a related business. There can be no assurance that we will be able to consummate the proposed financing transaction or any such acquisitions, or that any such transaction or acquisitions will be consummated on terms favorable to us. Even if we successfully obtain such bridge financing, any net proceeds will likely provide us with sufficient working capital to sustain operations for a period of only nine to 12 months. We will still require additional capital to effectuate our business strategy of expanding our digital video network by increasing the number of our location hosts, of which there can be no assurance.

As we seek and negotiate new financing and acquisition transactions, we anticipate that our level of operations will be continue to be nominal. In the interim, we continue to explore new licensing opportunities with potential location hosts in anticipation of receiving additional capital.

At December 31, 2004, we had liquid assets of $619, consisting of cash and accounts receivable derived from operations. Long term assets of $0.2 million consisted primarily of computer servers and video display equipment used in operations.

Current liabilities of $2.1 million at December 31, 2004 consisted primarily of $1.8 million of accounts payable and accrued expenses, including related party amounts.

Our working capital deficit was $2.1 million as of December 31, 2004 for the reasons described above.

During the year ended December 31, 2004, we used cash of $1.1 million in operating activities, primarily as a result of the net loss we incurred during this period.

During the year ended December 31, 2004, we used net cash of $0.2 million in investing activities, primarily for capital expenditures.

Financing activities, consisting primarily of proceeds from the sale and issuance of convertible notes and shares of our common stock, provided net cash of $1.3 million during the year ended December 31, 2004. Pursuant to a Standby Equity Distribution Agreement with CCP and two Secured Convertible Debentures issued to CCP, we borrowed approximately $615,000 during the first two quarters of 2004. The terms of such instruments required us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of such instruments. In August 2004, $540,000 aggregate principal amount of such convertible debt instruments was converted into approximately 30 million shares of our common stock, which shares were registered under the Securities Act of 1933. In January 2005, the remaining $75,000 aggregate principal amount of such debt was converted into approximately 3.5 million shares of our common stock. Our agreements with CCP have been terminated and no further borrowings are available to us thereunder. We are pursuing the return of 870,000 shares of our common stock that were placed in escrow in connection with such transactions.

ITEM 7.   FINANCIAL STATEMENTS

The reports of our independent auditors and our financial statements and associated notes are included in Part III, Item 13. of this Report beginning on page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our company's management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, our chief executive officer and chief financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our company in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

On January 6, 2005, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to our Articles of Incorporation. The amendment, which was effective immediately upon filing, increased the total number of authorized shares of common stock that we may issue from 100 million shares to 250 million shares. A copy of the amendment is filed herewith as an exhibit to this Report.

On December 12, 2004, Peter Kertes resigned from his position as a director of our company. There was no known disagreement on any matter relating to our operations, policies or practices.

On February 29, 2004, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to our Articles of Incorporation. The amendment, which was effective immediately upon filing, increased the total number of authorized shares of common stock that we may issue from 25 million shares to 100 million shares. A copy of the amendment is filed herewith as an exhibit to this Report.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management And Board Of Directors

The following sets forth the name, age and position of each director and executive officer of our company as of April 8, 2005:

Name	Age	Position(s)
David V. Lott	48	President, Chief Executive Officer and Chairman of the Board of Directors
Phil A Worack	48	Director
Kirk Krajewski	48	Director

All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the board of directors. There are no family relationships among any of the officers and directors.

Biographical information concerning our executive officers and directors is set forth below.

David Lott

Mr. Lott was the founder of our predecessor company, Limelight Media Group, Inc. (formerly known as Showintel Networks, Inc.), and served as its sole director and Chief Executive Officer until our acquisition of such company in September 2001. Since September 2001, he has served as our President and Chief Executive Officer and one of our directors. Mr. Lott has 20 years experience in business development and management, including the founding of Daody Management, Inc., a warehousing and storage management company, for whom he served as President from 1992 until the sale of the company in 1998. Mr. Lott has a bachelor's degree in natural resource management from the University of Tennessee at Martin.

Kirk Krajewski

Mr. Krajewski has served as a director of our company since February 2005. He is a 26-year veteran of the transportation and distribution industry with a specialty in wholesale foods. For the past five years, he has served as the Vice President and General Manager of SYGMA Network in Orlando, Florida, a wholesale food distributor which is wholly-owned by SYSCO Foods, Inc. Mr. Krajewski holds a bachelor's degree in Business Administration from North Central College in Naperville, Illinois.

Philip Worack

Mr. Worack has served as a director of our company since October 2004. Since 2000, Mr. Worack has served a director, and, since April 2005, Mr. Worack has served as President and Chief Executive Officer of CARDXX, Inc., a company that manufactures smart cards and other secure encapsulation products. From June 2001 until January 2003, Mr. Worack also served as President and Chief Executive Officer of CARDXX, Inc. Mr. Worack is the founder and principal stockholder of LKS Corporation, which provides consulting services to emerging growth companies, and currently serves as its President. Mr. Worack has a bachelor's degree in finance from Northern Illinois University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than ten percent(10%)of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10 percent shareholders are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms furnished to us during the year ended December 31, 2004, and representations made by certain persons subject to the Section 16(a) reporting obligations that such filings were not required to be made, we believe that for the year ended December 31, 2004 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent shareholders were complied with, except for the following filings that were not made in a timely manner:

A Statement of Change in Beneficial Ownership on Form 4 filed by John Fraier, our former Chief Financial Officer, with respect to two acquisitions of shares in the fourth quarter of 2003 and an acquisition of shares in the second quarter of 2004.

A Statement of Change in Beneficial Ownership on Form 4 filed by David Lott, our Chairman, Chief Executive Officer and President, with respect to an acquisition of shares in the first quarter of 2003, two acquisitions of shares in the fourth quarter of 2003 and a disposition in the fourth quarter of 2003.

A Statement of Change in Beneficial Ownership on Form 4 filed by David Lott with respect to an acquisition of shares in the second quarter of 2003 and a disposition in the second quarter of 2004.

A Statement of Change in Beneficial Ownership on Form 4 filed by David Lott with respect to a disposition in the third quarter of 2004 by the David V. Lott Living Trust, a beneficial owner of more than 10% of our common stock, for which Mr. Lott serves as trustee.

A Statement of Change in Beneficial Ownership on Form 4 filed by Ronald Ricciardi, a former director of our company, with respect to a transaction acquisition in the fourth quarter of 2003.

An Statement of Change in Beneficial Ownership on Initial Statement of Beneficial Ownership on Form 3 filed by Peter Kertes, a former director of our company, with respect to an acquisition of shares in the first quarter of 2004.

An Initial Statement of Beneficial Ownership on Form 4 filed by John Fraier, our former Chief Financial Officer, with respect to an acquisition of shares in the first quarter of 2004.

An Initial Statement of Beneficial Ownership on Form 3 filed by Phil Worack, one of our directors, with respect to an acquisition of shares and warrants in the fourth quarter of 2004.

Except as disclosed, we are not aware of any transactions in our outstanding securities by or on behalf of any director, executive officer or 10 percent shareholder that would require the filing of any report pursuant to Section 16(a) during the year ended December 31, 2004 that has not been filed with the Securities and Exchange Commission.

Code Of Ethics

We have adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, and all other officers, directors and employees. Our code of ethics is filed herewith as an exhibit to this Report.

Item 10.   Executive Compensation

The following Summary Compensation Table sets forth certain information concerning the compensation of our Chief Executive Officer and our most highly compensated executive officers, other than the Chief Executive Officer (collectively, the "Named Executed Officers"), for each of the years ended December 31, 2004, 2003 and 2002:

						Long Term Compensation Awards
		Annual Compensation				Awards		Payouts
	Fiscal Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David V. Lott, President	2004	$87,500	(1)	$-0-	$-0-	$-0-	-0-	$-0-	$93,000	(2)
and Chief Executive Officer	2003	$84,000	(3)	$-0-	$-0-	$-0-	-0-	$-0-	$214,373	(4)
	2002	$-0-	(5)	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

John Fraier	2004	$63,000		$-0-	$-0-	$-0-	-0-	$-0-	$10,500	(7)
Chief Financial Officer (6)	2003	$7,000		$-0-	$-0-	$-0-	-0-	$-0-	$19,375	(8)
	2002	$-0-		$-0-	$-0-	$-0-	-0-	$-0-	$-0-

_________________

1.
Of such amount, $52,500 represents accrued but unpaid salary for services rendered as our President and Chief Executive Officer from August 2004 through December 2004. In January 2005, we issued to Mr. Lott 2 million shares of our common stock in satisfaction of the $52,500 debt we owed to Mr. Lott for such accrued but unpaid salary.

2.	Represents the value of 300,000 shares of our common stock issued to Mr. Lott for services rendered in January and February of 2004.

3.
All of such amount represents accrued but unpaid salary for services rendered in 2003. On August 31, 2004, we issued a promissory note to Mr. Lott in the principal amount of $385,306.78, of which $84,000 represented the amount of accrued but unpaid salary for 2003.

4.
Represents the value of 2,813,555 shares of our common stock issued to Mr. Lott as additional compensation for services rendered in 2003. At the time of issuance, the stock had a market value of $214,373.

5.	Mr. Lott served as our President and Chief Executive Officer in 2002 without compensation for his services.

6.	Mr. Fraier served as a consultant to our company from May 2003 through October 2003 and as our Chief Financial Officer from November 2003 through October 2004.

7.
Represents the value of 291,667 shares of our common stock issued to Mr. Fraier in January 2005 for accrued but unpaid salary for services rendered as Chief Financial Officer from July 2004 through October 2004. Mr. Fraier resigned from our company on October 25, 2004.

8.
Represents the value of 155,000 shares of our common stock issued to Mr. Fraier in November 2003 for accrued but unpaid consulting fees for consulting services rendered from May 2003 through October 2003 plus the value of 40,000 shares of common stock issued to Mr. Fraier in November 2003 in respect of accrued but unpaid salary for services rendered as Chief Financial Officer from May 2003 through October 2003.

Compensation of Directors

Non-employee directors receive no annual fee for their services, but are paid $500 for each meeting of the board they attend, plus reimbursement for reasonable out-of-pocket expenses incurred in attending meetings. Employee directors are not additionally compensated for board services.

Employment Agreements

Currently, we do not have a written employment agreement with any of our employees. However, on February 2, 2004, our board of directors approved a $15,000 per month salary arrangement for David Lott, our President and Chief Executive Officer. We are currently in discussions with Mr. Lott regarding execution of a formal written employment agreement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 8, 2005 regarding beneficial stock ownership of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers whose compensation is required to be reported in Item 10 of this Report, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Address	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
David V. Lott (2)	1701 Tall Forrest Lane	19,704,991	14.9%
	Collierville, TN 38017

Philip A. Worack (3)	5245 South Danube	1,238,721	*
	Centennial, CO 80015

Kirk Krajewski	12842 Magnolia Pointe Blvd	2,708,135	2.0%
	Clairmont, FL 34711

Shai Stern (4)	150 West 46th Street	7,700,000	5.8%
	New York, NY 10036

Seth Farbman (4)	150 West 46th Street	7,700,000	5.8%
	New York, NY 10036

All directors and executive officers as a group (three persons)		23,641,847	17.7%
___________________

* Constitutes less than 1%

1.
For purposes of this table, information as to the beneficial ownership of shares of our common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. The percentages in this table are based upon a total of 132,631,944 shares outstanding as of April 8, 2005. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of our common stock that such person has the right to acquire within 60 days after April 8, 2005. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after April 8, 2005 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

2.	All such shares are owned of record by The David V. Lott Living Trust, of which Mr. Lott serves as trustee with sole voting and investment power.

3.	Includes 938,721 shares owned of record by Mr. Worack and 300,000 shares issuable upon the exercise of warrants held by Mr. Worack.

4.
As reported on, and solely in reliance upon, Schedule 13D filed by Vintage Filings, LLC on February 25, 2005. Such shares include 5,500,000 owned of record by Vintage Filings, LLC, of which Messrs. Stern and Farbman are the principal owners. Messrs. Stern and Farbman have shared voting and dispositive power with respect to the shares owned by Vintage Filings, LLC.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 16, 2003, we issued 580,000 shares of our common stock to David V. Lott, our Chairman, Chief Executive Officer and President, in consideration of a $58,000 reduction of a debt due to him. On the date of issuance, the market price of the common stock was $0.10 per share.

In May 2003, Mr. Lott, borrowed $40,000 from a third party lender using 296,000 shares of his personal common stock of our company as collateral and loaned the $40,000 to us. In August 2003, the lender sold the stock in consideration of interest on the loan totaling $9,700.

On June 11, 2003, we issued 880,000 shares of our common stock to David V. Lott, our Chairman, Chief Executive Officer, and President, for services at $0.11 per share. On the date of issuance, the market price of the common stock was $0.11.

On August 25, 2003, we issued 1,383,555 shares of our common stock to Mr. Lott for services rendered, which shares were valued at $0.04 per share. On the date of issuance, the market price of the common stock was $0.04 per share.

On October 26, 2003, we issued 250,000 shares of our common stock to Mr. Lott for services rendered which shares were valued at $0.11 per share. On the date of issuance, the market price of the common stock was $0.11 per share.

On December 12, 2003, we issued 150,000 restricted shares of our common stock to Mr. Lott, for services rendered to us at $0.08 per share. On the date of issuance, the market price of the common stock was $0.08 per share.

On December 12, 2003, we issued 296,000 shares of common stock to Mr. Lott to replace the shares of common stock that we borrowed from Mr. Lott that were sold by our lender in August 2003 as described above. On the date of issuance, the market price of the common stock was $0.08 per share. We recorded the issuance as interest expense totaling $23,680. Further, Mr. Lott paid the loan in December 2003 along with an additional $17,238 in interest. As the proceeds from the loan were used to pay expenses on our behalf, we increased the loan from Mr. Lott and recorded interest expense totaling $17,238.

On January 13, 2004, we issued 150,000 restricted shares of our common stock to Mr. Lott, for services rendered to us at $0.15 per share. On the date of issuance, the market price of the common stock was $0.15 per share.

On February 24, 2004, we issued 150,000 restricted shares of our common stock to Mr. Lott, for services rendered to us at $0.47 per share. On the date of issuance, the market price of the common stock was $0.47 per share.

On August 31, 2004, we issued a 9% Secured Subordinated Note, having a principal amount of $385,306.78, to Mr. Lott, in consideration for his personal payment of company debt in the amount of $301,306.78 and for Mr. Lott's accrued but unpaid salary in 2003 of $84,000. Pursuant to the terms of the note, Mr. Lott received a security interest in all of our assets. The note provides for the monthly payment of accrued interest with all outstanding principal and interest due on August 31, 2006. At April 8, 2005, the total principal amount of the note was outstanding.

In January 2005, we issued 2 million shares of common stock to Mr. Lott, at $0.265 per share. On the date of issuance, the market price of the common stock was $0.265 per share. Such shares were issued in satisfaction of a debt we owed to Mr. Lott in the amount of $52,500, representing the amount of accrued but unpaid salary for his services rendered from August 2004 through December 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)	(1) FINANCIAL STATEMENTS:

(A)	(2) EXHIBITS:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(B) Reports on Form 8-K:

A Current Reports on Form 8-K during the fourth quarter of 2004:

A Current Report on Form 8-K, dated October 4, 2004, reporting the election of Phil A. Worack to our board of directors.

A Current Report on Form 8-K, dated December 1, 2004, reporting the resignation of John Fraier as our Chief Financial Officer and the re-appointment of David V. Lott as our President.

A Current Report on Form 8-K, dated December 2, 2004, reporting the status of our attempts to resolve two potential legal disputes involving our company.

A Current Report on Form 8-K, dated December 8, 2004, reporting the status of our attempts to resolve a dispute with Cornell Capital Partners, L.P.

A Current Report on Form 8-K, dated December 23, 2004, reporting the issuance of a press release announcing the execution of our agreement with American Marketing Complex, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The firm of L. L. Bradford & Company, LLC served as our independent public accountants during the fiscal years ended December 31, 2004 and 2003. The aggregate fees billed by L. L. Bradford & Company, LLC for the audits of our financial statements included in our annual report on Form 10-KSB and for the review of our financial statements included in our quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2004 was $35,236. The aggregate fees billed by L. L. Bradford & Company, LLC for the fiscal year ended December 31, 2003, totaled $21,266.

Audit-Related Fees

The aggregate fees billed in each of fiscal 2004 and 2003 for assurance and related services by the accounting firms that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above, was $1,600.

Tax Fees

The aggregate fees billed in each of fiscal 2004 and 2003 for professional services rendered by the accounting firms for tax compliance, tax advice or tax planning was $0 and $0, respectively.

All Other Fees

There were no fees billed in fiscal 2004 or 2003 for professional services rendered by the accounting firms except as disclosed above.

Board Of Directors Pre-Approval

In accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, our board of directors formally adopted resolutions pre-approving our engagement of L. L. Bradford & Company, LLC to act as our independent auditor for our last fiscal year ended December 31, 2004. L. L. Bradford & Company, LLC performed all work described above with its full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2005	Limelight Media Group, Inc.
By: /s/ David V. Lott
David V. Lott
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ David V. Lott David V. Lott April 14, 2005	Chief Executive Officer (principal executive officer), Chief Financial Officer (principal accounting officer), Chairman of the Board of Directors

/s/ Kirk Krajewski Kirk Krajewski April 14, 2005	Director

/s/Philip A. Worack Philip A. Worack April 14, 2005	Director

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2004

(With Report of Independent Registered Public Accounting Firm Thereon)

L.L. Bradford & Company, LLC
Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Limelight Media Group, Inc.
(A Development Stage Company)
Cordova, Tennessee

We have audited the accompanying balance sheet of Limelight Media Group, Inc. (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limelight Media Group, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its activities and cash flows for the years ended December 31, 2004 and 2003 and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  L.L. Bradford & Company, LLC
March 4, 2005
(Except for note 19, as to which the date is March 11, 2005)
Las Vegas, Nevada

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2004

ASSETS

Current assets
Cash	$273
Accounts receivable	346
Total current assets	619

Fixed assets, net	186,271

Other assets	3,320

Total assets	$190,210

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$348,857
Due to related parties	1,472,726
Convertible loan payable - related party	10,000
Convertible loan payable	10,000
Loans payable	29,500
Other liabilities	283,087
Total current liabilities	2,154,170

Long-term liabilities
Convertible debentures	75,000
Convertible fee debenture	340,000
415,000

Total liabilities	2,569,170

Commitments and contingencies	--

Stockholders' deficit
Common stock - $.001 par value, 100,000,000 shares
authorized, 96,379,100 shares issued and 89,137,200
shares outstanding	89,136
Additional paid-in capital	6,706,872
Loan fees related to standby equity distribution agreement	(276,192)
Cash equivalent credit paid in common stock	(125,000)
Accumulated deficit	(8,773,776)
Total stockholders' deficit	(2,378,960)

Total liabilities and stockholders' deficit	$190,210

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the year Ended December 31, 2004	For the year Ended December 31, 2003	For the Period From April 19, 2001 (Inception) through December 31, 2004

Revenue	$18,672	$88,927	$140,466

Cost of revenue	8,842	47,112	80,085

Gross profit	9,830	41,815	60,381

General and administrative expenses
Bad debt	--	16,863	16,863
Consulting fees	2,343,874	824,956	5,266,554
Depreciation	52,601	27,797	106,514
Loss related to rescission of UniGuest acquisition	--	24,669	24,669
Bad debt related to note receivable	77,761	91,269	169,030
Bad debt related to due from UniGuest	--	25,000	25,000
Other general and administrative expenses	1,414,633	606,003	2,564,073

Total general and administrative expenses	3,888,869	1,616,557	8,172,703

Loss from operations	(3,879,039)	(1,574,742)	(8,112,322)

Other income (expense)
Interest income	--	191	4,960
Gain on sale of fixed asset	--	--	1,123
Loss related to settlements and judgments	(170,388)	--	(170,388)
Interest expense	(423,153)	(46,214)	(497,149)

Loss before provision for income taxes	(4,472,580)	(1,620,765)	(8,773,776)

Income tax provisions	--	--	--

Net loss	$(4,472,580)	$(1,620,765)	$(8,773,776)

Basic and diluted loss per common share	$(0.08)	$(0.05)	$(0.25)

Basic and diluted weighted average
common shares outstanding	57,012,063	32,007,270	35,504,296

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common stock
	Number of Shares	Amount	Additional Paid-in capital	Prepaid Consulting Services	Loan Fees Related to Standby Equity Distribution Agreement	Cash Equivalent Credit Paid in Common Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance, April 19, 2001 (Date of Inception of Limelight Media Group, Inc.)	--	$--	$--	$--	$--	$--	$--	$--

Common stock issued to a founder for cash, $0.0165 per share	15,000,000	15,000	232,725	--	--	--	--	247,725

Common stock issued in April 2001 to a founder for services, $0.0165 per share	3,000,000	3,000	46,500	--	--	--	--	49,500

Common stock issued in September 2001 for the acquisition of Multinet International Corporation, Inc., $.001 per share	2,431,000	2,431	--	--	--	--	--	2,431

Issuance of warrants in November 2001 for 1,000,000 shares of common stock to a consultant with a weighted average exercise price of $1.00	--	--	350,000	(291,666)	--	--	--	58,334

Net loss	--	--	--	--	--	--	(698,767)	(698,767)

Balance, December 31, 2001	20,431,000	20,431	629,225	(291,666)	--	--	(698,767)	(340,777)

Issuance of common stock to related party for prepaid consulting services at $0.65 per share	760,000	760	493,240	(494,000)	--	--	--	--

Issuances of common stock to various consultants with a weighted average exercise price of $0.08 per share	1,100,000	1,100	83,900	(85,000)	--	--	--	--

600,000 shares of common stock given to various consultants by the President/stockholder to satisfy consulting agreements, valued at $0.65 per share in exchange for stock payable	--	--	--	(535,950)	--	--	--	(535,950)

Issuance of common stock for services, weighted average $0.35 per share	905,000	905	315,845	--	--	--	--	316,750

Issuance of warrants for 500,000 shares of common stock to various consultants with a weighted average exercise price of $0.65	--	--	25,000	(25,000)	--	--	--	--

Expensed portion of prepaid consulting services	--	--	--	1,396,598	--	--	--	1,396,598

Issuance of common stock related to exercise of warrants at $0.50 per share	10,000	10	4,990	--	--	--	--	5,000

Issuance of common stock for cash, weighted average $0.10 per share	2,150,000	2,150	192,850	--	--	--	--	195,000

Issuance of common stock for promissory note receivable, $0.10 per share	200,000	200	19,800	--	--	--	--	20,000

Issuance of common stock for acquisition of UniGuest	500,000	500	32,000	--	--	--	--	32,500

Issuance of common stock in satisfaction of due to stockholder	2,600,000	2,600	856,653	--	--	--	--	859,253

Issuance of common stock in satisfaction of loan payable	600,000	600	74,400	--	--	--	--	75,000

Cancellation of common stock	(362,000)	(362)	362	--	--	--	--	--

Net loss	--	--	--	--	--	--	(1,981,664)	(1,981,664)

Balance, December 31, 2002	28,894,000	28,894	2,728,265	(35,018)	--	--	(2,680,431)	41,710

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)

	Common stock
	Number of Shares	Amount	Additional Paid-in capital	Prepaid Consulting Services	Loan Fees Related to Standby Equity Distribution Agreement	Cash Equivalent Credit Paid in Common Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance December 31, 2002	28,894,000	28,894	2,728,265	(35,018)	--	--	(2,680,431)	41,710

Issuance of common stock for cash, weighted average $0.03 per share	2,580,331	2,580	80,420	--	--	--	--	83,000

Issuance of common stock for services, weighted average $0.11 per share	1,727,000	1,727	193,743	--	--	--	--	195,470

Issuance of common stock to employees for services, weighted average $0.12 per share	2,026,000	2,026	241,094	--	--	--	--	243,120

Issuance of common stock to officers for services,	2,968,555	2,969	230,004	--	--	--	--	232,973

Issuance of common stock for reduction in due to stockholder, $0.10 per share	580,000	580	57,420	--	--	--	--	58,000

Issuance of common stock related to loan fees, $0.09 per share	1,250,000	1,250	97,970	--	--	--	--	99,220

Issuance of common stock to officer for interest, $0.08 per share	296,000	296	23,384	--	--	--	--	23,680

Issuance of common stock to an officer and various employees in satisfaction of accounts payable and accrued liabilities, $0.10 per share	90,000	90	8,910	--	--	--	--	9,000

Issuance of warrants for 300,000 shares of common stock related to loan fees	--	--	15,000	--	--	--	--	15,000

Expensed portion of prepaid consulting services	--	--	--	35,018	--	--	--	35,018

Payment of due to stockholder by consultant through purchase of stockholder's warrants	--	--	57,500	--	--	--	--	57,500

Cancellation of common stock in relation to rescission of UniGuest acquisition	(500,000)	(500)	(32,000)	--	--	--	--	(32,500)

Net loss	--	--	--	--	--	--	(1,620,765)	(1,620,765)

Balance December 31, 2003	39,911,886	39,912	3,701,710	--	--	--	(4,301,196)	(559,574)

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)

	Common stock
	Number of Shares	Amount	Additional Paid-in capital	Prepaid Consulting Services	Loan Fees Related to Standby Equity Distribution Agreement	Cash Equivalent Credit Paid in Common Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2003	39,911,886	39,912	3,701,710	--	--	--	(4,301,196)	(559,574)

Issuance of common stock for cash, weighted average $0.04 per share	5,636,110	5,636	208,864	--	--	--	--	214,500

Issuance of common stock for services, weighted average $0.30 per share	4,539,194	4,539	1,379,164	--	--	--	--	1,383,703

Issuance of common stock to officer for services, weighted average $0.31 per share	300,000	300	92,700	--	--	--	--	93,000

Issuance of common stock to director for consulting services, $0.11	200,000	200	21,800	--	--	--	--	22,000

Issuance of common stock in satisfaction of other liabilities, $0.03 per share	2,548,893	2,549	78,399	--	--	--	--	80,948

Beneficial conversion feature of loans payable and debentures	--	--	174,842	--	--	--	--	174,842

Warrants granted for services	--	--	47,832	--	--	--	--	47,832

Issuance of common stock for interest, $0.47 per share	400,000	400	187,600	--	--	--	--	188,000

Issuance of common stock related to settlement agreement	300,000	300	59,700	--	--	--	--	60,000

Issuance of common stock for cash related to standby equity distribution agreement	7,386,886	7,387	186,113	--	--	--	--	193,500

Issuance of common stock in satisfaction of convertible loans payable - related parties (including accrued interest of $1,969)	320,566	320	44,149	--	--	--	--	44,469

Issuance of common stock in satisfaction of convertible loans payable	759,388	759	64,641	--	--	--	--	65,400

Issuance of common stock in satisfaction of convertible debenture	22,039,277	22,039	402,961	--	--	--	--	425,000

Cancellation of common stock	(205,000)	(205)	205	--	--	--	--	--

Loan fees related to standby equity distribution agreement	--	--	--	--	(340,000)	--	--	(340,000)

Current period amortization of loan fees	--	--	(63,808)	--	63,808	--	--	--

Issuance of common stock for cash equivalent credit	5,000,000	5,000	120,000			(125,000)		--

Net loss	--	--	--	--	--	--	(4,472,580)	(4,472,580)

Balance, December 31, 2004	89,137,200	$89,136	$6,706,872	$--	$(276,192)	$(125,000)	$(8,773,776)	$(2,378,960)

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period From April 19, 2001 (Inception) through December 31, 2004
Cash flows from operating activities:
Net loss	$(4,472,580)	$(1,620,765)	$(8,773,776)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	1,546,535	706,581	4,076,729
Stock based compensation related to interest	188,000	23,680	211,680
Depreciation	52,601	27,797	106,514
Beneficial conversion feature of loans payable and
debenture	174,842	--	174,842
Bad debt related to note and related interest
receivable	77,761	91,269	169,030
Bad debt related to due from UniGuest	--	25,000	25,000
Loss related rescission of UniGuest acquisition	--	24,669	24,669
Loss related to settlement paid in common stock	60,000	--	60,000
Amortization of loan fees paid in common stock	--	114,220	114,220
Gain on sale of fixed assets	--	--	(1,123)
Accrual of due to related parties	779,382	--	779,382
Changes in operating assets and liabilities:
Change in accounts receivable	(346)	(16,402)	(36,048)
Change in interest receivable	--	--	(4,769)
Change in other assets	(3,320)	--	(3,320)
Change in accounts payable and accrued expenses	243,305	(21,151)	370,683
Change in other liabilities	252,388	111,647	364,035
Net cash used by operating activities	(1,101,432)	(533,455)	(2,342,252)

Cash flows from investing activities:
Loan made related to note receivable	(77,761)	--	(144,261)
Sale of fixed assets	--	--	3,950
Decrease in cash due to rescission of acquisition	--	(15,432)	(15,432)
Purchase of fixed assets	(148,749)	(9,307)	(299,604)
Net cash used by investing activities	(226,510)	(24,739)	(455,347)

Cash flows from financing activities:
Change in due to stockholders	409,849	356,440	1,132,147
Advance from convertible loans payable - related parties	--	52,500	52,500
Proceeds from loans payable	115,000	85,000	300,000
Principal payments on loans payable	(120,000)	(15,500)	(135,500)
Advance from convertible loans payable	--	10,000	10,000
Proceeds from convertible debentures	500,000	--	500,000
Proceeds from issuance of common stock	408,000	83,000	938,725
Net cash provided by financing activities	1,312,849	571,440	2,797,872

Net change in cash	(15,093)	13,246	273

Cash, beginning of period	15,366	2,120	--

Cash, end of period	$273	$15,366	$273

Supplementary cash flow information:
Cash payments for income taxes	$--	$--	$--
Cash payments for interest	$6,386	$--	$--

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period From April 19, 2001 (Inception) through December 31, 2004
Non-cash financing activities:
Prepaid portion of consulting agreement related to issuanceof warrants for 1,000,000 shares of common stock	$--	$--	$291,666

Issuance of 4,431,000 shares of common stock for the acquisition of Multinet International Corporation, Inc.	$--	$--	$4,431

Prepaid portion of consulting agreement related to issuance of 760,000 shares of common stock	$--	$--	$494,000

Prepaid portion of consulting agreement related to 600,000 shares of common stock given by President/shareholder to satisfy consulting agreement in exchange for stock payable	$--	$--	$535,950

Prepaid portion of consulting agreement related to issuance of 1,100,000 shares of common stock	$--	$--	$85,000

Prepaid portion of consulting agreement related to issuance of warrants for 500,000 shares of common stock to consultant	$--	$--	$25,000

Issuance of 200,000 shares of common stock for promissory note receivable	$--	$--	$20,000

Issuance of 500,000 shares of common stock for acquisition of UniGuest	$--	$--	$32,500

Issuance of 600,000 shares of common stock in satisfaction of stock payable - related party	$--	$--	$535,950

Issuance of 2,000,000 shares of common stock in satisfaction of due to stockholder	$--	$--	$323,303

Issuance of 600,000 shares of common stock in satisfaction of loan payable	$--	$--	$75,000

Issuance of 580,000 common stock for reduction in due to stockholder	$--	$58,000	$58,000

Issuance of 90,000 shares of common stock to an an officer and various employees in satisfaction of accounts payable and accrued liabilities	$--	$9,000	$9,000

Payment of due to stockholder by consultant through purchase of stockholder's warrants	$--	$41,800	$41,800

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period From April 19, 2001(Inception) through December 31, 2004
Non-cash financing activities:
Issuance of 2,548,893 shares of common stock in satisfaction of other liabilities	$80,948	$--	$80,948

Issuance of 320,566 shares of common stock in satisfaction of convertible loans payable - related party ( including accrued interest of $1,969)	$44,469	$--	$44,469

Issuance of 759,388 shares of common stock in satisfaction of convertible loans payable	$65,400	$--	$65,400

Issuance of 22,039,277 shares of common stock in satisfaction of convertible debenture	$425,000	$--	$425,000

Amortization of loan fees related to standby equity distribution agreement	$63,808	$--	$63,808

Issuance of 5,000,000 shares of common stock for cash equivalent credit	$125,000		$125,000

Loan fees related to standby equity distribution agreement	$340,000	$--	$340,000

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Limelight Media Group, Inc. (hereinafter referred to as the “Company” or “Limelight”) is a development stage company that plans to provide video-streaming technology to consumers and the entertainment industry. It is the Company’s intention to develop the necessary infrastructure to deliver the video-streaming technology for profitable commercialization through internal development and licensing agreements with other companies to market and deploy products and services resulting from the Company’s technology applications.

History - Multinet International Corporation, Inc. was incorporated on May 17, 1996 in the State of Nevada. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Limelight Media Group, Inc., a Nevada Corporation, in exchange for 18,000,000 shares of Multinet’s common stock (“Limelight Transaction”). Prior to the Limelight Transaction, Multinet was a non-operating public company with no operations or assets; and 2,431,000 shares of common stock issued and outstanding; and Limelight Media Group, Inc. was a privately held company with assets being used for the development of its video-streaming technology. The Limelight Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Limelight Transaction is equivalent to the issuance of stock by a private company (Limelight Media Group, Inc.) for the net monetary assets of a non-operational public company (Multinet), accompanied by a recapitalization. The accounting for the Limelight Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Limelight Media Group, Inc. Limelight Media Group, Inc. was incorporated on April 19, 2001. Therefore, these financial statements reflect activities from April 19, 2001 (Date of Inception for Limelight Media Group, Inc.) and forward.

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

During September 2002, the Company purchased all outstanding capital of Uniguest of Tennessee, Inc. (“UGT”), a Tennessee Corporation, in consideration of 500,000 shares of the Company’s common stock. UGT installs and operates Public Internet Access Terminals primarily in hotels throughout the country. In October 2003, the Company rescinded the purchase agreement. (See Note 2).

Amended Articles of Incorporation - In October 2003, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to Limelight Media Group, Inc.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred a net loss of approximately $8,774,000 for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2004. The Company's current liabilities exceed its current assets by approximately $2,154,000 as of December 31, 2004. The Company’s net cash used from operating activities approximated $1,101,400 during the year ended December 31, 2004.

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

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Business acquisition - The Uniguest business acquisition has been accounted for under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business’ purchase price over the fair value of its tangible and identifiable intangible assets is then included in goodwill in the accompanying balance sheet.

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

Goodwill and intangible assets - Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include ATM network and processing operations.

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

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive loss - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Segment information - The Company discloses segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the Management approach to determine reportable segments. The Company operates under one segment.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $24,296 and $4,218 for the years ended December 31, 2004 and 2003,respectively.

Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The Company granted no warrants or options to employees for compensation for the years ended 2004 and 2003, and for the period from April 19, 2001 (Date of Inception of Limelight Media Group, Inc.) through December 31, 2004. All stock issued for compensation was recorded at the fair market value of the stock.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

New accounting pronouncements - During December 2003, the Financial Accounting Standards Board issued Interpretation 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). FIN 46(R) clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective March 31, 2004, we adopted FIN 46(R). The implementation of Interpretation No. 46 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company’s financial statements.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

2.	RESCISSION OF UNIGUEST ACQUISITION

UniGuest of Tennessee, Inc. - In September 2002, the Company acquired 100% of the outstanding capital stock of UniGuest of Tennessee, Inc. (“UGT Transaction”) in consideration of 500,000 shares of the Company’s common stock totaling $32,500.

The Company accounted for its 100% ownership interest in UGT using the purchase method of accounting under APB No. 16. At the date of the acquisition, UGT had a deficit equity balance totaling $4,065 therefore the purchase price amount in excess of fair value of net assets was allocated to goodwill totaling $36,565.

Due to differences between management of UniGuest and the Company, the UGT Transaction was rescinded and the 500,000 shares of the Company’s common stock that were issued in consideration for the UGT Transaction were cancelled during October 2003. The Company removed approximately $15,400 in cash, $35,700 in accounts receivable, $5,000 in fixed assets, net, $36,600 in goodwill and $10,600 in accounts payable and accrued liabilities. $32,500 for the common stock issued in consideration for the UGT Transaction. Further, the Company recognized a loss related to rescission of UniGuest acquisition totaling $24,669 and bad debt related to due from UniGuest totaling $25,000.

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

Unaudited Pro forma results for the year ended December 31, 2003:

	Limelight Media Group, Inc. (Pro forma)	UniGuest of Tennessee, Inc. (Pro Forma)	Pro Forma Adjustments		Limelight Media Group, Inc. (as reported)
Revenues	$1,762	$87,165	$--		$88,927
Expenses	1,463,596	51,115	--		1,514,711

Income (loss) from operations	(1,461,834)	36,050	--		(1,425,784)
Other income (expense)	(137,483)	191	(49,669	)(a)	(186,961)

Income (loss) before provision for income taxes	(1,599,317)	36,241	(49,669)		(1,612,745)

Income tax provisions	--	--	--		--

Net income (loss)	$(1,599,317)	$36,241	$(49,699)		$(1,612,745)

Basic and diluted loss per common share	$(0.05)				$(0.05)

Basic and diluted weighted common shares outstanding	31,592,202				32,007,270

(a)	Loss related to rescission of UniGuest acquisition totaling $24,669 and bad debt related to due from UniGuest totaling $25,000.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2004:

Equipment	$269,002
Furniture and fixtures	16,358
Leasehold equipment	1,760
287,120
Less: accumulated depreciation	100,849

Fixed assets, net	$186,271

4.	NOTE RECEIVABLE

On August 15, 2004, the Company entered into an employment agreement with James Neumann, previously the President of Integrated Graphic Solutions, Inc. (“IGS”). As a sign on bonus for the employment agreement, Mr. Neumann would receive 1,170,000 shares of Company’s common stock. The issuance of the employment agreement and sign on bonus was conditional upon Mr. Neumann’s assignment of the rights to various contracts and assets of IGS. Previous to the execution of the employment agreement Mr. Neumann assigned the contract rights for digital signage in the Dierbergs and ShopNSave Grocery stores in St. Louis, Missouri. IGS has installed 39 grocery stores in the St., Louis area with 4 LCD screens. The contracts provided for another 20 locations to have equipment installed. Based on the contracts, the owners of the stores receive between ten and fifteen percent of the revenue generated on the screens from advertising sales. The Company will be responsible for providing the advertising sales.

Mr. Neumann was required to assign the rights to three parking garages in Chicago, Illinois whereby large LCD screens were installed and IGS was selling advertising space. The Company agreed to assume the responsibility for the outstanding liabilities on all screens. At the time of the execution of the agreements, the indebtedness was about $1.2 million for all the screens; however, the Company is negotiating with the equipment provider to substantially reduce the indebtedness. The indebtedness has not been included in the balance sheet for the equipment contract was not assigned to the Company.

Mr. Neumann was also required to assign all rights to the name and trademark of VuPlex. This name is recognized in the grocery industry for in store digital signage systems.  Mr. Neumann was also required to assign the rights to an agreement between IGS and the State of Missouri whereby IGS could sell 20% of the available time on the digital signs in the grocery store to alcohol product providers. Mr. Neumann did assign all items required under the employment agreement. The assignment of all the items occurred on August 9, 2004, however, the assignments were not delivered to the Company until September 17, 2004. David Lott, the President of the Company, loaned the Company sufficient stock to issue to Mr. Neumann and the stock for the sign-on bonus was issued.

During October 2004, the Company learned that Mr. Neumann had other interests in another Company that promoted itself to provide digital signage services. The Company issued a cease and desist order to Mr. Neumann. Mr. Neumann offered to return the sign-on bonus shares, offered exclusive grocery digital signage and resign if he would be allowed to keep the parking garage contracts and pursue other digital opportunities. This was agreed and Mr. Neumann returned the shares to the Company, however, at this time a formal document has not been executed. Since no consideration has been given by the Company for the contracts, customers, trademarks and agreements, the Company has not provided monetary or non-monetary consideration for the assets and is not recording the contracts as an asset. As of this filing, the liabilities for the installations the Company agreed to assume have not been completed. The liabilities total approximately $78,600 owed to ShopNSave Grocery for electrical work; $76,300 owed to Dierbergs Grocery for electrical work; $62,200 owed to American Express for mounting hardware and $985,000 to Barco Digital Media for 167 40” LCD screens. To complete the transaction with IGS, Dierbergs and ShopNSave must agree to the assignment of the contracts. They have not agreed to the assignment until the Company resolved the outstanding electrical billings. Barco Digital Media and the Company are negotiating a long-term payout on the indebtedness.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2004, the Company is subject to pending litigation, whereby Dierbergs alleges the Company and IGS breached a Lease Agreement entered into by IGS on February 6, 2004, which did not allow for the assignment of the lease by IGS. The total fines levied by the Dierbergs total $72,000. Management of the Company is confident that Dierbergs has misidentified the materials in question in relation to the Company. Therefore, until these matters are resolved the Company has not recorded any assets or liabilities.

In addition to the above contracts, during August 2004, the Company entered into an agreement with Mr. Neumann to acquire certain assets of IGS. Pursuant to the agreement, the Company loaned funds to IGS to pay current operational needs and capital improvements of IGS totaling $77,761. The Company and IGS entered into a Secured Demand Note for the funds. The balance is secured by the assets of IGS, bears interest at 12% per annum and is payable in October 2004. As the collection of the note is uncertain, the Company has established an allowance for doubtful accounts for the $77,761 as of December 31, 2004.

5.	DUE TO RELATED PARTIES

Due to related parties totaling $1,472,726 as of December 31, 2004 consist of the following:

Unreimbursed expenses for which the Company’s President and majority stockholder provided personal shares of common stock for consulting services, to be satisfied through the issuance of common stock. The amount is unsecured, bearing no interest and due on demand	$475,382

Loan payable to the Company’s President and majority stockholder, secured by the Company’s assets subject to the priority liens of Cornell Capital Partners, LLC (See Note 11) bearing interest at 9% per annum, payable in monthly installments of interest only, due on demand	385,307

Unreimbursed expenses to various stockholders to be satisfied through the issuance of common stock. The amount is unsecured, bearing no interest and due on demand	304,000

Accrued wages for various employees	154,375

Unreimbursed expenses to various employees	30,562

Unreimbursed expenses to the Company’s President and majority stockholder, unsecured, bearing no interest and due on demand	68,078

Unreimbursed expenses to various stockholders, unsecured, bearing no interest and due on demand	39,429

Accrued interest on related party loans and convertible debentures	15,593

$1,472,726

6.	CONVERTIBLE LOANS PAYABLE - RELATED PARTIES

In April 2004, various stockholders and an officer of the Company converted $42,500 in principal and $1,969 in accrued interest into 320,566 shares of the Company’s common stock. As of December 31, 2004, the remaining balance of convertible loans payable - related party totals $10,000, which is unsecured, bearing interest at 9% per annum, due on demand, and payable to a stockholder of the Company.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

7.	CONVERTIBLE LOANS PAYABLE

In February 2004, the Company entered into two Convertible Loan Agreements to satisfy outstanding loans payable of $54,500 (including accrued interest of $4,500) and $10,900 (including accrued interest of $900). The convertible loans mature in February 2005, are unsecured, and bear interest at 12% per annum, which is payable in cash or shares of stock at the conversion rate outlined below. The individuals are entitled to convert all or any portion of the principal balances into shares of the Company’s common stock at a conversion price of 75% of the average of the closing bid prices for the five trading days immediately preceding the conversion date. The Company recorded the estimated value of the conversion feature totaling $49,842 as interest expense.

During April and September 2004, the holders of the two Convertible Loan Agreements converted the entire $65,400 balance into 759,388 shares of the Company’s common stock.

In August 2003, the Company borrowed $10,000 from an individual which matured during August 2004, unsecured, and bearing interest at 12%. As of December 31, 2004, the balance of $10,000 is in default and recorded as a current liability. The individual is entitled to convert all or a portion of the principal balance into shares of the Company’s common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company’s common stock.

8.	LOANS PAYABLE

During February 2003, the Company borrowed funds from an individual totaling $15,000 maturing June 2004, unsecured, and bearing a simple interest rate of 9%. As of December 31, 2004, the outstanding principal balance totaled $4,500 and the loan is currently in default.

Pending in the State Court of Cherokee County, Georgia filed September 9, 2002, D&D Management, Inc. is alleging it entered into a loan agreement with the Company during February 2002 for $54,000 which has not been repaid. The Company is defending on the basis that it issued D&D Management, Inc. 89,000 shares of the Company’s common stock in consideration of repayment and for settlement. D&D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered and is pursuing settlement negotiations. The Company has recognized a liability of $25,000, based on management’s estimate of negotiated terms.

During July 2004, the Company entered into a Promissory Note Agreement (the “Note”) with Cornell whereby Cornell advanced the Company $115,000. The Note is secured by the assets of the Company, bears interest at 12% per annum, and payable upon maturity in January 2005. The Note is also guaranteed by the Company’s President. All of remaining principal was paid in October 2004.

9.	STANDBY EQUITY DISTRIBUTION AGREEMENT

During February 2004, the Company entered into a Standby Equity Distribution Agreement (“Distribution Agreement”) with Cornell. The Distribution Agreement entitles the Company to draw funds up to $12,000,000 from issuance of its common stock for an amount equal to 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market 5 days immediately following the advance notice date. The Distribution Agreement expires in August 2006, subject to certain terms and conditions. Cornell Capital Partners will retain 5% of each advance under the Distribution Agreement. Additionally, the Distribution Agreement required the Company to pay Cornell a commitment fee in the amount of $340,000 to be paid by the issuance of a Convertible Fee Debenture, as discussed in Note 10. Furthermore, the Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) for the registration of common stock for future issuance related to the Distribution Agreement. The SEC declared the registration statement effective on August 16, 2004.

For the year ended December 31, 2004, the Company drew funds totaling $193,500 and consequently issued 7,386,886 shares of common stock.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Subsequent, to the effective date of the registration statement, Limelight Media has requested several funding transactions pursuant to the Equity Line Distribution Agreement. Cornell Capital Partners has declined funding several of the requests pursuant to the Equity Line Distribution Agreement. However, 4,408,567 shares of common stock have been placed in escrow and Cornell Capital has not responded to demands to return the stock. These shares have been reported as issued and not outstanding for financial reporting purposes.

On November 5, 2004, Limelight Media requested a meeting with Cornell Capital for the purpose of redeeming the shares registered under debenture agreements between Cornell Capital and Limelight Media Group. On November 12, 2004, Limelight Media presented a formal notice to Cornell Capital under the terms of the debenture agreements giving Limelight Media the right to redeem the registered shares. On November 23, 2004, Limelight Media sent a second formal notice under its rights to redeem the shares pursuant to the debenture agreements. Cornell Capital has not responded to the notices. In the second formal notice of November 23, 2004, Cornell Capital was informed that its rights to conversion of the debentures would be denied given that Cornell Capital had received several notices from Limelight since November 8, 2004 to redeem the shares.

As discussed in Note 19, during January 2005, the Company terminated the Distribution Agreement with Cornell Capital and is considering legal action to obtain the return of the escrow shares.

10.	CONVERTIBLE FEE DEBENTURE

In February 2004, pursuant to the Distribution Agreement, as discussed in Note 9, the Company issued a Convertible Fee Debenture (“Debenture”) to Cornell totaling $340,000. The balance is unsecured, bears an interest rate of 5.0%, with principal and interest to automatically convert into the Company’s common stock in February 2007. Additionally, Cornell is entitled to convert all or part of the principal and interest balance of the Debenture into the Company’s common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company recorded the Debenture as a component of equity as loan fees related to standby equity distribution agreement to be amortized over the life of the Distribution Agreement. The Company amortized $63,808 during the year ended December 31, 2004.

11.	SECURED CONVERTIBLE DEBENTURE

In February 2004, the Company issued a Secured Convertible Debenture to Cornell secured by all Company assets. Upon closing, the Company received $250,000. The balance bears an interest rate of 5.0%, with principal and interest automatically converting to shares of the Company’s common stock in February 2007. Cornell has the option of converting this loan to common stock, at the lower of a) fifty-two cents per share($0.52), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. In May 2004, the Company issued a second Secured Convertible Debenture to Cornell totaling $250,000 with the same terms as the February 2004 Secured Convertible Debenture. The Company recorded the estimated value of the conversion feature totaling $125,000 to interest expense.

During September 2004, the Company converted $150,000 in principal on the convertible debentures into 3,693,608 shares of the Company’s common stock.

During October 2004, the Company converted $50,000 in principal on the convertible debentures into 2,994,792 shares of the Company’s common stock.

During November 2004, the Company converted $75,000 in principal on the convertible debentures into 5,208,333 shares of the Company’s common stock.

During December 2004, the Company converted $150,000 in principal on the convertible debentures into 10,142,544 shares of the Company’s common stock.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2004, the outstanding balance of the convertible debentures totaled $75,000.

12.	CASH EQUIVALENT CREDIT PAID IN COMMON STOCK

Effective December 10, 2004, the Company completed the sale of 5,000,000 shares of its common stock, which had a fair market value at that time of approximately $125,000, to American Marketing Complex, Inc. (“AMC”). Payment for this purchase by AMC was in the form of cash equivalent credits (“Credits”) with a face value of $1,500,000, which the Company can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the credits. The credits were valued at the fair market value of the shares issued by the Company at $125,000 and classified as cash equivalent credits paid in common stock, which is a separate component of stockholders' deficiency in the accompanying balance sheet as of December 31, 2004. The cash equivalent credits paid in common stock will be offset as the trade credits are used.

13.	OTHER LIABILITIES

Common Stock Purchase Agreement - During October 2003, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with an individual whereby the Company agreed to issue 5,000,000 shares of its common stock in exchange for cash totaling $150,000. The Purchase Agreement also granted the individual an option to purchase an additional 3,333,000 shares of the Company’s common stock at $0.03 per share.

During October 2003, the Company entered into an Employment Agreement with this same individual, whereby the Company employed the individual as an operations manager for the term of three years. The individual is entitled to compensation of $15,000 per month with the option to receive payment in the Company’s common stock. Such shares would be determined by the bid price on the last day of the month preceding the date the salary was due. The Employment Agreement terminates during October 2006. However, the Company at its option may terminate the agreement but shall pay the individual’s accrued salary, unreimbursed expenses, and all other compensation and benefits through the first six months or the termination date, whichever is greater.

Also during October 2003, the Company entered into a Consulting Agreement with this same individual whereby the individual would provide other services not set forth in the Employment Agreement in exchange for 1,000,000 shares of the Company’s common stock totaling $109,000. The Consulting Agreement terminates during October 2006.

As of December 31, 2004, the individual paid $30,699 of the total $150,000 required under the Purchase Agreement. The Company rescinded all agreements with the individual as the individual did not pay the entire $150,000 as required by the Purchase Agreement and attempted to return the $30,699. The individual refused to accept the funds and filed a suit against the Company as discussed in Note 13. The Company has recorded the $30,699 has part of other liability totaling $283,087.

Eric Nelson - During the year ended December 31, 2003, the Company terminated their agreement with Eric Nelson. Mr. Nelson sued and won a judgment for unpaid services totaling $42,000. The Company settled with the former officer with the assistance of a third party entity contracted to promote the Company's stock, who agreed to purchase Mr. Nelson's outstanding warrants for the purchase of 500,000 shares of the Company's common stock in exchange for $18,000. In return, Mr. Nelson agreed to forgive all remaining debts owed by the Company as of December 31, 2003.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During July 2004, the Company received $100,000 from the third party entity who attempted to exercise Mr. Nelson’s warrants. The original exercise price of the warrants was $1.50; however as an incentive to the entity to purchase and exercise the warrants, the Company repriced the exercise price to $0.20. The third party entity was unable to complete the purchase of the warrants from Mr. Nelson and the funds were delivered to the Company. As of September 30, 2004, Mr. Nelson has demanded payment of his judgment totaling $42,000, as the terms of the agreement to forgive the remaining debts owed were not followed. Accordingly, the Company has recorded a liability for $42,000 and $100,000 as part of other liabilities totaling $283,087.

Other - During February 2002, a consultant alleged claims against the Company for non-payment related to a consulting services agreement. The Company was unable to secure adequate financing to engage the consultant and no services were rendered however the consultant claims payments totaling $93,000 remain due. A default judgment was entered in favor of the consultant however execution of the judgment had not occurred due to misidentification of the Company. During April 2004, execution of the judgment was made whereby the Company was held liable for the $93,000 plus interest. As of December 31, 2004, the total amount owed of $110,388 has been recorded as part of other liabilities totaling $283,087 and loss related to settlements and judgments totaling $170,388.

14.	RELATED PARTY TRANSACTIONS

In April 2001, the Company issued 15,000,000 shares of its common stocks to its founder and President for cash consideration totaling $247,725 or $0.0165 per share.

In April 2001, the Company issued 3,000,000 shares of its common stocks to its founder and President for services at $0.0165 per share.

On January 18, 2002, the Company entered into a management consulting agreement with several officers of See/Saw Communications, Inc. The President of See/Saw Communications, Inc. serves as an Advisory Board Member for the Company, see Note 3. The agreement provides for strategic planning and general business services for a period of one year in consideration of 760,000 shares of the Company's common stock, to include 330,000 shares to the President of See/Saw Communications, Inc. The Company has valued this transaction at $494,000 or $0.65 per share which has been expensed during the year ended December 31, 2002. In March and April 2002, the Company issued 760,000 shares of its common stock to various individuals of the See/Saw Communications, Inc.

During the year ended December 31, 2002, the Company's President/stockholder had given 600,000 shares of the Company's common stock owned by him to various consultants for payment on consulting agreements entered into during 2001. The value of the shares at the consummation of these agreements was $0.65 per share which the Company recorded a stock payable-related party totaling $535,950 for these shares to be issued in the future to the Company's President/stockholder as replacement. The Company has expensed $535,950 for the year ended December 31, 2002. During November 2002, the Company issued 600,000 shares of its common stock to the President/stockholder of the Company in satisfaction of the stock payable-related.

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

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

On October 1, 2003, the Company entered into an Employment Agreement with Thadd Brooks to act as Internet Technology Manager for a term of three years, whereby he receives a base salary of $5,000 per month. Further, if funds are not available to pay the salary, Mr. Brooks will be paid in shares of the Company’s common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

On October 1, 2003, the Company entered into an Employment Agreement with Richard McCourt to act as Field Operations Manager for a term of three years, whereby he receives a base salary of $5,000 per month. Further, if funds are not available to pay the salary, Mr. McCourt will be paid in shares of the Company’s common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

On October 1, 2003, the Company entered into an Employment Agreement with John Fraier to act as Chief Financial Officer for a term of three years, whereby he receives a base salary of $7,000 per month. Further, if funds are not available to pay the salary, Mr. Fraier will be paid in shares of the Company’s common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due. During November 2004, the Company accepted the resignation of Mr. Fraier

On October 1, 2003, the Company entered into an Employment Agreement with Dorothy Garrington to act as Executive Assistant for a term of three years, whereby she receives a base salary of $4,000 per month. Further, if funds are not available to pay the salary, Mrs. Garrington will be paid in shares of the Company’s common stock equal to the salary divided by the bid price on the last day of the month preceding the date the salary was due.

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

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During the year ended 2003 the Company terminated their agreement with a former officer. The officer sued and won judgment for unpaid services totaling $16,800 and $25,000, respectively. The Company settled with the former officer with the assistance of a third party entity contracted to promote the Company’s stock, who agreed to purchase the former officer’s outstanding warrants to purchase 990,000 shares of the Company’s common stock in exchange for $18,000. In return, the former officer agreed to forgive all remaining debts owed by the Company. Prior to the settlement, the Company had accrued $57,500 to the former officer. The Company recorded the satisfaction of this liability as a $57,500 contribution to additional paid-in capital.

In January 2004, the Company issued 150,000 shares of common stock to the President and majority stockholder for services at $0.15 per share.

In February 2004, the Company issued 150,000 shares of common stock to the President and majority stockholder for services at $0.47 per share.

In April 2004, the Company issued 200,000 shares of its common stock to a director for consulting services at $0.11 per share.

15.	CONSULTING SERVICES

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

In January 2004, the Company entered into a Consulting Agreement with a company to provide investor relation services for a period of twelve months in exchange for 500,000 shares of the Company’s common stock and a monthly fee of $1,000. The Company issued the stock and recorded consulting fees totaling $150,000 in January 2004.

In February 2004, the Company entered into an Agreement with an entity to produce twelve programming episodes (one per month) for distribution to the Company’s closed-circuit networks over the course of one year. The Company’s cost per episode will not be less than $46,666, and is determined by a mutually pre-approved budget. The Company has recorded expenses related to the agreement of $113,332 for the year ended December 31, 2004.

In February 2004, the Company entered into a Common Stock Purchase Agreement with an entity to sell 175,000 shares of the Company’s common stock for $25,000 in cash and an additional 175,000 shares for consulting services totaling $153,500. In addition, if the open market price on the closing bid is below fifty cents for three consecutive days during the thirty days following the effective registration of the Company’s common stock, the buyer is entitled to a pro-rata adjustment to the number of shares equal to a 50% discount to the lowest bid price of those three days.

16.	STOCKHOLDERS’ DEFICIT

Stock issuances - In September 2001 as discussed in Note 1, the Company issued 2,431,000 shares of its common stock for the acquisition of all the outstanding capital stock of Limelight Network, Inc. The Company recorded an expense of $2,431 during 2001 as a result of this transaction.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

In December 2003, the Company issued 833,331 shares of its common stock for cash at $0.03 per share.

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

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

In February 2004, the Company granted warrants to purchase 100,000 shares of common stock at $0.25 per shares. The warrants vest immediately, expire in April 2005 and are valued at $47,832 using the Black Scholes method.

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

In September 2004, the Company issued 4,025 shares of common stock at $0.04 per share.

In December 2004, the Company issued 5,000,000 shares of common stock for cash equivalent credit valued at $125,000.

Stock warrants - In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from April 19, 2001 (date of inception of Limelight Media Group, Inc.) through December 31, 2004:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Balance, April 19, 2001(Date of Inception)	--	$--
Warrants granted and assumed	1,000,000	0.75
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--

Balance, December 31, 2001	1,000,000	0.75
Warrants granted and assumed	500,000	0.65
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	10,000	1.00

Balance, December 31, 2002	1,490,000	0.71
Warrants granted and assumed	380,000	0.17
Warrants expired	300,000	0.15
Warrants canceled	--	--
Warrants exercised	--	--

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Balance, December 31, 2003	1,570,000	0.69
Warrants granted and assumed	100,000	0.50
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2004	1,670,000	$0.68

The following table summarizes information about warrants outstanding at December 31, 2004:

		Weighted
	Number	Average	Number
	Outstanding	Remaining	Exercisable
Exercise	as of	Contractual	as of
Price	12/31/04	Life	12/31/04
$0.25	180,000	1.36 years	180,000
0.50	790,000	0.86 years	790,000
1.00	700,000	0.98 years	700,000

$0.71	1,670,000		1,670,000

The following table summarizes information about warrants granted during the year ended December 31, 2004:

Exercise Price
Equals, Exceeds or
Number of	is Less Than Mkt.	Weighted		Weighted
Warrants Granted	Price of Stock	Average	Range of	Average
During 2004	on Grant Date	Exercise Price	Exercise Price	Fair Value
--	Equals	$--	$--	$--
--	Exceeds	$--	$--	$--
100,000	Less Than	$0.24	$0.24	$0.48

100,000		$0.15	$0.15	$0.05

The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2004 and 2003; no dividend yield; expected volatility of 335.73% and 221.59%; risk free interest rates of 1.27% and 4%; and expected lives of 1.0 and 0.5 years. The Company valued the consulting services under SFAS No. 123 relating to the warrants that became exercisable upon grant in 2004 and 2003 for $48,000 and $15,000, respectively.

17.	COMMITMENTS AND CONTINGENCIES

Legal - During September 2002, a company alleged it entered into a loan agreement with the Company during February 2002 totaling $54,000. The Company is defending on the basis the Company issued 89,000 shares of common stock in consideration of this balance. The Company is negotiating this balance and has recognized a liability of $25,000 as loan payable as discussed in Note 8.

As discussed in Note 13, the Company is subject to pending litigation, whereby Dierbergs alleges the Company and IGS breached a Lease Agreement entered into by IGS on February 6, 2004, which did not allow for the assignment of the lease by IGS. The total fines levied by the Dierbergs total $72,000. Management of the Company is confident that Dierbergs has misidentified the materials in question in relation to the Company.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Leased facility - The Company operates from a leased facility under a noncancellable operating lease. The lease calls for a base monthly rent of $3,237 increasing to $3,642 during June 2005. As of December 31, 2004 and 2003, total rent expense for the leased facility approximated $43,300 and $19,600, respectively.

Future minimum rental payments required under the operating lease for the office facility as of December 31, 2004, are as follows:

2005	$41,679
2006	18,210

$59,889

18.	OTHER LEGAL MATTERS

During July 2001, See/Saw Communications, LLC (“See/Saw”) and the Company entered into a certain loan agreement and other agreements related to the loan agreement. Pursuant to the loan agreement, the Company advanced funds to See/Saw. See/Saw alleges that the Company breached the loan agreement while the Company alleges it is owed money by See/Saw. In March 2004, the Company entered into a settlement agreement with See/Saw whereby the Company issued 300,000 shares of its common stock to See/Saw valued at $60,000, which the Company recorded as part of loss related to settlements and judgments totaling $170,388.

19.	SUBSEQUENT EVENTS

During January 2005, the Company issued 7,192,272 shares of the Company’s common stock to the President and majority stockholder in satisfaction of accrued wages and a convertible loan payable - related party totaling $154,375 and $10,000, respectively.

During January 2005, the Company issued 838,721 shares of its common stock to a director and stockholder in satisfaction of due to related parties totaling $30,193.

During January 2005, the Company issued 777,777 shares of its common stock for accounts payable totaling $25,000.

During January 2005, the Company issued 9,847,475 shares of its common stock in satisfaction of due to related parties totaling $779,382.

During January 2005, the Company converted $75,000 in principal and $18,497 in accrued interest on the convertible debentures into 3,541,537 shares of the Company’s common stock.

During January 2005, as discussed in Note 9, the Company terminated the Distribution Agreement with Cornell Capital.

During February 2005, the Company issued 145,000 shares of its common stock for services at $0.04 per share.

During February 2005, the Company issued 3,666,387 shares of its common stock for accounts payable and accrued liabilities totaling $74,124.

During February 2005, the Company entered into a settlement agreement with Erik Nelson whereby the Company agreed to pay $30,000 of the $42,000 liability (see Note 13) in exchange for a general release of all amounts owed to Mr. Nelson. In addition during February 2005, the Company and Mr. Nelson entered into a General Release whereby Mr. Nelson surrendered 490,000 Class A warrants and 500,000 Class B warrants to the Company.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During February 2005, the Company and Lion Partners, LTD (“Lion Partners”) entered into a promissory note whereby Lion Partners loaned the Company $60,000. The promissory note is unsecured, bearing an interest rate of 10% per annum, and due on August 15, 2005. The Company used $30,000 of the proceeds to pay Erik Nelson as discussed in the above paragraph. Additionally, the Company repriced the Class A Warrants and Class B Warrants previously held by Mr. Nelson to $0.00, and exchanged the repriced Class A Warrants and Class B Warrants with the promissory note issued to Lion Partners in full satisfaction of all obligations of the Company under the promissory note.

During February 2005, the Company entered into a Letter of Intent to purchase a majority interest in OTR Media, Inc. (“OTR Media”). OTR Media is a privately held company based in Kentucky that provides outdoor advertising services primarily through the placement of mobile billboards on tractor trailers.

During February 2005, the Company entered into a Secured 8% Promissory Note with an entity whereby the Company would receive up to $100,000. Upon execution of the Note, the Company received $40,000 to be set aside for operations of OTR Media, Inc. (see below) with a conditional obligation by the entity to fund an additional $10,000 per month beginning July 2005 for six months if OTR Media does not have sufficient cash to cover operation expenses. The note is secured by assets of OTR Media.

During March 2005, the Company issued 1,250,000 shares of its common stock to various consultants for services at $0.04 per share.

During March 2005, the Company completed the acquisition of 51% of OTR Media in exchange for 10,200,000 shares of the Company’s common stock. The Company will assume financial and operational control and responsibility of OTR from and after April 15, 2005.

During March 2005, the Company issued 650,000 shares of its common stock to a stockholder of the Company in satisfaction of due to related parties totaling $14,000.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Stock Purchase Agreement, dated March 11, 2005, among the Company, OTR Media, Inc. and certain stockholders of OTR Media, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 11, 2005 and filed with the Commission on March 17, 2005).

3.1	Articles of Incorporation dated as of May 17, 1996 (Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 27, 2000).

3.2	Certificate of Amendment to Articles of Incorporation dated as of October 3, 2002 (Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 7, 2002).

3.3	Certificate of Amendment to Articles of Incorporation dated as of February 29, 2004.

3.4	Certificate of Amendment to Articles of Incorporation dated as of January 6, 2005.

3.5	By-laws (Incorporated by reference to Exhibit 3.4 to Company's Registration Statement on Form 8-K as filed on July 21, 2000).

10.1	Letter Agreement, dated December 30, 2004, between the Company and the Division of Alcohol and Tobacco Control of the State of Missouri.

10.2	9% Secured Promissory Note, dated August 31, 2004, issued by the Company to David V. Lott in the principal amount of $385,306.78.

10.3	Reseller Agreement, dated June 16, 2004, between the Company and Champ Car World Series.

10.4	Agreement, dated December 19, 2004, between the Company and American Marketing Complex, Inc.

14.1	Limelight Media Group, Inc. Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.