Form 10QSB
period 2005-03-31
LIMELIGHT MEDIA GROUP INC
filed 2005-05-25
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number 0-09358

LIMELIGHT MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0441338
(State or other jurisdiction of (incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Centerview Parkway, Suite 115
Memphis, TN
_______________________
(Address of principal executive offices)

(901) 757-0195
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 20, 2005, 132,525,161 shares of the issuer's common stock, $.001 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$48,586
Accounts receivable	346
Total current assets	48,932

Fixed assets, net	172,478

Other assets	21,020

Total assets	$242,430

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$262,449
Due to related parties	490,638
Convertible loan payable	10,000
Loans payable	25,000
Other liabilities	217,087
Total current liabilities	1,005,174

Total liabilities	1,005,174

Commitments and contingencies	--

Stockholders' deficit
Common stock - $.001 par value, 250,000,000 shares authorized, 131,759,160 shares issued and 119,989,228 shares outstanding	119,988
Additional paid-in capital	8,669,570
Cash equivalent credit paid in common stock	(125,000)
Accumulated deficit	(9,427,302)
Total stockholders' deficit	(762,744)

Total liabilities and stockholders' deficit	$242,430

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period From April 19, 2001 (Inception) through March 31, 2005

Revenue	$--	$--	$140,466

Cost of revenue	--	--	80,085

Gross profit	--	--	60,381

General and administrative expenses
Bad debt	--	--	16,863
Consulting fees	1,364	1,346,116	5,267,918
Depreciation	16,137	7,301	122,651
Loss related to rescission of UniGuest acquisition	--	--	24,669
Bad debt related to note receivable	--	--	169,030
Bad debt related to due from UniGuest	--	--	25,000
Other general and administrative expenses	96,659	516,997	2,660,732

Total general and administrative expenses	114,160	1,870,414	8,286,863

Loss from operations	(114,160)	(1,870,414)	(8,226,482)

Other income (expense)
Interest income	--	--	4,960
Gain on sale of fixed asset	--	--	1,123
Release of escrow shares	(31,213)	--	(31,213)
Gain (loss) related to settlements and judgments	5,450	--	(164,938)
Other income	2,647	--	2,647
Interest expense	(516,250)	(370,731)	(1,013,399)

Loss before provision for income taxes	(653,526)	(2,241,145)	(9,427,302)

Income tax provisions	--	--	--

Net loss	$(653,526)	$(2,241,145)	$(9,427,302)

Basic and diluted loss per common share	$(0.01)	$(0.05)	$(0.28)

Basic and diluted weighted average common shares outstanding	110,398,072	47,731,685	33,834,520

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common stock
	Number of Shares	Amount	Additional Paid-in capital	Loan Fees Related to Standby Equity Distribution Agreement	Cash Equivalent Credit Paid in Common Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2004	89,137,200	89,136	6,706,872	(276,192)	(125,000)	(8,773,776)	(2,378,960)

Issuance of common stock for due to related parties and convertible loan payable - related party (including interest of $130,762), weighted average $0.06 per share	18,528,468	18,989	1,115,208	--	--	--	1,134,197

Issuance of common stock in satisfaction of accounts payable (including interest of $312,819), weighted average $0.09 per share	4,444,164	4,444	375,196	--	--	--	379,640

Issuance of common stock in satisfaction of loans payable (including interest of $56,000 and accrued interest of $1,300), weighted average $0.08 per share	1,470,000	1,470	110,330	--	--	--	111,800

Issuance of common stock in satisfaction of convertible debenture (including accrued interest of $18,497), $0.03 per share	3,541,537	3,542	89,955	--	--	--	93,497

Issuance of common stock for return of warrants, $0.07 per share	100,000	100	6,450	--	--	--	6,550

Release of escrow shares related to termination of Standby Equity Distribution Agreement, $0.04 per share	867,030	867	30,346	--	--	--	31,213

Reversal of amortization of loan fees and removal of convertible fee debenture related to Standby Equity Distribution Agreement pursuant to termination of the Standby Equity Distribution Agreement	--	--	63,808	276,192	--	--	340,000

Issuance of common stock in satisfaction of other liabilities, $0.20 per share	500,000	500	99,500	--	--	--	100,000

Cashless exercise of warrants granted in satisfaction of loan payable (including interest of $4,845)	990,000	990	63,855	--	--	--	64,845

Issuance of common stock for interest, $0.08 per share	100,000	100	7,900	--	--	--	8,000

Cancellation of common stock	(150,000)	(150)	150	--	--	--	--

Net loss	--	--	--	--	--	(653,526)	(653,526)

Balance, March 31, 2005 (UNAUDITED)	119,528,399	$119,988	$8,669,570	$--	$(125,000)	$(9,427,302)	$(762,744)

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period From April 19, 2001 (Inception) through March 31, 2005
Cash flows from operating activities:
Net loss	$(653,526)	$(2,241,145)	$(9,427,302)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	37,763	1,471,631	4,114,492
Stock based compensation related to interest	512,426	--	724,106
Depreciation	16,137	7,301	122,651
Beneficial conversion feature of loans payable and debenture	--	174,842	174,842
Bad debt related to note and related interest receivable	--	--	169,030
Bad debt related to due from UniGuest	--	--	25,000
Loss related rescission of UniGuest acquisition	--	--	24,669
Loss related to settlement paid in common stock	--	--	60,000
Amortization of loan fees paid in common stock	--	--	114,220
Gain on sale of fixed assets	--	--	(1,123)
Accrual of due to related parties	--	--	779,382
Changes in operating assets and liabilities:
Change in accounts receivable	--	--	(36,048)
Change in interest receivable	--	--	(4,769)
Change in other assets	(17,700)	--	(21,020)
Change in accounts payable and accrued expenses	210	106,443	370,893
Change in other liabilities	34,000	5,333	398,035
Net cash used by operating activities	(70,690)	(475,595)	(2,412,942)

Cash flows from investing activities:
Loan made related to note receivable	--	--	(144,261)
Sale of fixed assets	--	--	3,950
Decrease in cash due to rescission of acquisition	--	--	(15,432)
Purchase of fixed assets	(2,344)	(14,496)	(301,948)
Net cash used by investing activities	(2,344)	(14,496)	(457,691)

Cash flows from financing activities:
Change in due to related parties	11,347	22,671	1,143,494
Advance from convertible loans payable - related parties	--	--	52,500
Proceeds from loans payable	110,000	--	410,000
Principal payments on loans payable	--	(5,000)	(135,500)
Advance from convertible loans payable	--	--	10,000
Proceeds from convertible debentures	--	250,000	500,000
Proceeds from issuance of common stock	--	209,167	938,725
Net cash provided by financing activities	121,347	476,838	2,919,219

Net change in cash	48,313	(13,253)	48,586

Cash, beginning of period	273	15,366	--

Cash, end of period	$48,586	$2,113	$48,586

Supplementary cash flow information:
Cash payments for income taxes	$--	$--	$--
Cash payments for interest	$--	$--	$--

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period From April 19, 2001 (Inception) through March 31, 2005
Schedule of non-cash operating, investing and financing activities:
Issuance of 2,548,893 shares of common stock in satisfaction of other liabilities	$--	$80,948	$80,948

Issuance of 500,000 shares of common stock in satisfaction satisfaction of other liabilities	$100,000	$--	$100,000

Issuance of 3,541,537 shares of common stock in satisfaction of convertible debenture (including accrued interest of $18,497)	$93,497	$--	$93,497

Issuance of 18,528,468 shares of common stock in satisfaction of due to related parties ($993,435) and convertible loans payable - related party ($10,000) (excluding interest of $130,762)	$1,003,435	$--	$1,003,435

Issuance of 4,444,164 shares of common stock in satisfaction of accounts payable (excluding interest of $312,819)	$66,821	$--	$66,821

Issuance of 1,470,000 shares of common stock in satisfaction of loans payable (excluding interest of $56,000 and including accrued interest of $1,300)	$55,800	$--	$55,800

Reversal of amortization of loan fees and removal of convertible fee debenture distribution agreement pursuant to termination of the Standby Equity Distribution Agreement	$340,000	$--	$340,000

See Accompanying Notes to Financial Statements

5

LIMELIGHT MEDIA GROUP, INC.
(FORMERLY SHOWINTEL NETWORKS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Limelight Media Group was incorporated on May 17, 1996, in the State of Nevada as Multinet International Corporation. On September 26, 2001, Multinet consummated an agreement to acquire all of the then outstanding capital stock of Limelight Media Group, Inc., formerly Showintel Networks, Inc., a Nevada corporation, in exchange for 18,000,000 shares of Multinet’s common stock. Prior to the acquisition of all of the outstanding capital stock of Limelight, Multinet was a public company with no operations or assets and 2,431,000 shares of common stock issued and outstanding. Limelight was a privately held company with assets being used for the development of video-streaming technology. Limelight became a wholly-owned subsidiary as of the date of closing. The existing officers and directors of Multinet appointed David V. Lott as a director of Multinet before resigning, effective as of the closing of the transaction. On September 1, 2002, Multinet purchased all of the outstanding capital of Uniguest of Tennessee, Inc., a Tennessee corporation, in consideration for 500,000 shares of Multinet’s common stock. Uniguest installed and operated public internet access terminals in hotels throughout the United States. Limelight divested itself of its ownership in Uniguest effective October 6, 2003. On October 3, 2003, Multinet amended its Articles of Incorporation to change its name to Limelight Media Group, Inc.

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

Limelight has developed a system to distribute digitally advertisements, marketing messages and entertainment video content via broadband connection for viewing in public locations such as movie theater lobbies, on theater screens and in retail locations as convenience stores, grocery stores and malls. . The Content Management System, facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. The previous focus of deployment for Limelight’s technology has been within movie theaters. However, during 2003 Limelight pursued opportunities to expand to the retail industry. Limelight has two types of clients, the “location partner,” and the advertiser who wishes to reach the patrons that visit the location partner’s venues. A location partner can be a theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility. Revenue is derived from advertising sales, sponsorships, subscription agreements, equipment sales, maintenance and installation fees and content development fees.

Limelight provides a turn-key solution for businesses desiring digital signage systems for information display. Limelight contacts high traffic businesses such a movie theaters, malls, restaurants and retail stores to determine if a digitally managed captive audience networks is desired. Limelight installs all necessary servers and displays for its customers. Depending on the agreement, Limelight may provide the equipment at no cost to the location partner and share in the revenue or the partner may purchase the equipment and pay a monthly fee to Limelight for sales and administration. The system is connected via a telephone line or broadband internet to Limelight’s video and content management servers. Limelight generally provides the programming and markets the network space to potential advertisers. These advertising revenues pay for the cost of installation and administration of the network and programming. The location partner may receive a portion of the revenue generated from advertising sales on a negotiated basis depending on their level of involvement in the payment of the system.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of the Company.

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

NOTE 2 - STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation to both employees and non-employees is valued using the market price of the stock on the date of the related agreement.

The Company granted no warrants or options to employees for compensation for the three months ended March 31, 2005 and 2004. All stock issued for compensation was recorded at the fair market value of the stock.

LIMELIGHT MEDIA GROUP, INC.
(FORMERLY SHOWINTEL NETWORKS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - GOING CONCERN

The Company incurred a net loss of approximately $9.4 million for the period from April 19, 2001 (Date of Inception) through March 31, 2005. The Company's current liabilities exceed its current assets by approximately $1.0 million as of March 31, 2005. The Company’s net cash used by operating activities approximated $3.1 million for the period from April 19, 2001 (Date of Inception) through March 31, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to complete the development of the infrastructure necessary to deliver the video-streaming technology in order to fully commence its operations and therewith generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to related parties - Due to related parties consists of the following as of March 31, 2005:

Loan payable to the Company’s President and majority stockholder, secured by the Company’s assets bearing interest at 9% per annum, payable in monthly installments of interest only, due on demand	$385,307

Unreimbursed expenses to various employees	1,078

Unreimbursed expenses to the Company’s President and majority Stockholder, unsecured, bearing no interest and due on demand	69,391

Unreimbursed expenses to various stockholders, unsecured,
bearing no interest and due on demand	10,600

Accrued interest on related party loans	24,262

$490,638

Common stock - During January 2005, the Company issued 17,878,468 shares of the Company’s common stock to the President and various stockholders in satisfaction of due to related parties and a convertible loan payable - related party totaling $969,538 and $10,000, respectively, excluding interest of $93,559.

In February 2004, the Company entered into a Common Stock Purchase Agreement with an entity to sell 175,000 shares of the Company's common stock for $25,000 in cash and an additional 175,000 shares for consulting services totaling $153,500. In addition, if the open market price on the closing bid is below fifty cents for three consecutive days during the thirty days following the effective registration of the Company's common stock, the buyer is entitled to a pro-rata adjustment to the number of shares equal to a 50% discount to the lowest bid price of those three days. As of December 31, 2004, the Company and this stockholder settled for an additional 985,000 shares recorded as a due to related parties totaling $31,520. These shares were issued in January 2005 as discussed above.

During March 2005, the Company issued 650,000 shares of the Company’s common stock to a stockholder in satisfaction of due to related parties totaling $23,897, excluding interest of $37,203.

LIMELIGHT MEDIA GROUP, INC.
(FORMERLY SHOWINTEL NETWORKS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE LOAN PAYABLE

In August 2003, the Company borrowed $10,000 from an individual which matured during August 2004, unsecured, and bearing interest at 12%. As of March 31, 2005 the balance of $10,000 is in default and recorded as a current liability. The individual is entitled to convert all or a portion of the principal balance into shares of the Company’s common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company’s common stock.

NOTE 6 - LOANS PAYABLE

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

NOTE 7 - STANDBY EQUITY DISTRIBUTION AGREEMENT

During February 2004, the Company entered into a Standby Equity Distribution Agreement (“Distribution Agreement”) with Cornell Capital Partners, LLC (“Cornell”). The Distribution Agreement entitles the Company to draw funds up to $12,000,000 from issuance of its common stock for an amount equal to 97% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market 5 days immediately following the advance notice date. The Distribution Agreement expires in August 2006, subject to certain terms and conditions. Cornell will retain 5% of each advance under the Distribution Agreement. Additionally, the Distribution Agreement required the Company to pay Cornell a commitment fee in the amount of $340,000 to be paid by the issuance of a Convertible Fee Debenture as discussed below. Furthermore, the Company was required to file a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) for the registration of common stock for future issuance related to the Distribution Agreement. The SEC declared the registration statement effective on August 16, 2004.

Subsequent, to the effective date of the registration statement, the Company has requested several funding transactions pursuant to the Distribution Agreement. Cornell has declined funding several of the requests pursuant to the Distribution Agreement. However, 867,030 shares of common stock have been placed in escrow and Cornell has not responded to demands to return the stock.

On November 5, 2004, the Company requested a meeting with Cornell for the purpose of redeeming the shares registered under the Distribution Agreement between Cornell and the Company. On November 12, 2004, the Company presented a formal notice to Cornell under the terms of the Distribution Agreement giving the Company the right to redeem the registered shares. On November 23, 2004, the Company sent a second formal notice under its rights to redeem the shares pursuant to the debenture agreements. Cornell has not responded to the notices. In the second formal notice of November 23, 2004, Cornell was informed that its rights to conversion of the debentures would be denied given that Cornell had received several notices from The Company since November 8, 2004 to redeem the shares.

During January 2005, the Company terminated the Distribution Agreement with Cornell.

LIMELIGHT MEDIA GROUP, INC.
(FORMERLY SHOWINTEL NETWORKS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During February 2004, pursuant to the Distribution Agreement, the Company issued a Convertible Fee Debenture (“Debenture”) to Cornell totaling $340,000. The balance is unsecured, bears an interest rate of 5.0%, with principal and interest to automatically convert into the Company’s common stock in February 2007. Additionally, Cornell was entitled to convert all or part of the principal and interest balance of the Debenture into the Company’s common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company recorded the Debenture as a component of equity as loan fees related to standby equity distribution agreement to be amortized over the life of the Distribution Agreement. The Company amortized $63,808 during the year ended December 31, 2004.

Due to the termination of the Distribution Agreement, the Company does not expect the Debenture to be satisfied and determined to reverse the prior amortization of the loan fees, and removed the loan fees against the Debenture. The Company determined with legal council that payment of the Debenture through conversion of common stock is not probable due to Cornell declining to fund the Company’s request pursuant to the Distribution Agreement.

In addition to the termination, the Company determined the cost of seeking the return of the remaining 867,030 shares held in escrow by Cornell would exceed the value of the stock. Accordingly, unless further action is sought by Cornell, the Company released the shares and recorded an expense for the release totaling $31,213.

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

During January 2005, the Company converted the remaining principal balance of $75,000 and accrued interest of $18,497 on the convertible debentures into 3,541,537 shares of the Company’s common stock. As of March 31, 2005, the outstanding balance of the convertible debentures totaled $-0-.

NOTE 9 - OTHER LIABILITIES

Stock liability - During the quarter ended March 31, 2005, the Company entered into several stock sales with the Potterburg Group to provide cash to cover short term needs. The Company generally issues the stock for the cash advances, generally within 30 days after the receipt of the funds by the Company. As of March 31 2005, Potterburg had one remaining cash advance for $76,000 for which the stock had not been issued on. Accordingly, the balance of $76,000 is recorded as part of other liabilities in the accompanying balance sheet as of March 31, 2005 totaling $217,087. (See Note 12 for issuance)

LIMELIGHT MEDIA GROUP, INC.
(FORMERLY SHOWINTEL NETWORKS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock Purchase Agreement - During October 2003, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with an individual whereby the Company agreed to issue 5,000,000 shares of its common stock in exchange for cash totaling $150,000. The Purchase Agreement also granted the individual an option to purchase an additional 3,333,000 shares of the Company’s common stock at $0.03 per share.

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

As of March 31 2005, the individual paid $30,699 of the total $150,000 required under the Purchase Agreement. The Company rescinded all agreements with the individual as the individual did not pay the entire $150,000 as required by the Purchase Agreement and attempted to return the $30,699. The individual refused to accept the funds and filed a suit against the Company as discussed in Note 9. The Company has recorded the $30,699 has part of other liabilities totaling $217,087.

During February 2002, a consultant alleged claims against the Company for non-payment related to a consulting services agreement. The Company was unable to secure adequate financing to engage the consultant and no services were rendered however the consultant claims payments totaling $93,000 remain due. A default judgment was entered in favor of the consultant however execution of the judgment had not occurred due to misidentification of the Company. During April 2004, execution of the judgment was made whereby the Company was held liable for the $93,000 plus interest. As of March 31 2005, the total amount owed of $110,388 has been recorded as part of other liabilities totaling $217,087.

Eric Nelson - During the year ended December 31, 2003, the Company terminated their agreement with Eric Nelson. Mr. Nelson sued and won a judgment for unpaid services totaling $42,000.

During July 2004, the Company received $100,000 from the third party entity who attempted to exercise Mr. Nelson’s warrants. The original exercise price of the warrants was $1.50; however as an incentive to the entity to purchase and exercise the warrants, the Company repriced the exercise price to $0.20. The third party entity was unable to complete the purchase of the warrants from Mr. Nelson and the funds were delivered to the Company. Mr. Nelson demanded payment of his judgment totaling $42,000, as the terms of the agreement to forgive the remaining debts owed were not followed.

During February 2005, the Company entered into a settlement agreement with Erik Nelson whereby the Company agreed to pay $30,000 in satisfaction of the $42,000 liability and a general release of all amounts owed to Mr. Nelson which resulted in a gain of $12,000 recorded as part of Gain (loss) related to settlement and judgments. Additionally, the Company and Mr. Nelson entered into a general release whereby Mr. Nelson surrendered 490,000 Class A warrants and 500,000 Class B warrants to the Company in exchange for 100,000 shares of the Company’s common stock totaling $6,550 recorded as part of Gain (loss) related to settlement and judgments.

LIMELIGHT MEDIA GROUP, INC.
(FORMERLY SHOWINTEL NETWORKS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During February 2005, the Company and Lion Partners, LTD (“Lion Partners”) entered into a promissory note whereby Lion Partners loaned the Company $60,000. The promissory note is unsecured, bearing an interest rate of 10% per annum, and due on August 15, 2005. The Company used $30,000 of the proceeds to pay Erik Nelson as discussed in the above paragraph. Additionally, the Company repriced the Class A Warrants and Class B Warrants previously held by Mr. Nelson. The warrants to purchase 990,000 shares of the Company’s common stock were exercised by Lion Partners as full satisfaction of all obligations of the Company under the promissory note totaling $60,000. Pursuant to the Black-Scholes Model, the Company recognized interest expense of $4,845 related to the warrants granted to Lion Partners.

Other - During March 2005, the Company issued 500,000 shares of the Company’s common stock in satisfaction of the $100,000 other liability received during July 2004 which attempted to exercise Mr. Nelson’s warrants, as discussed above.

NOTE 10 - STOCKHOLDERS’ DEFICIT

Stock issuance - During January and March 2005, the Company issued 4,444,164 shares of its common stock for accounts payable totaling $66,821 (excluding interest of $312,819) at $0.09 per share.

During February and March 2005, the Company issued 1,470,000 shares of its common stock in satisfaction of loans payable totaling $54,500 (excluding interest of $56,000 and accrued interest of $1,300) at $0.08 per share.

During March 2005, the Company issued 100,000 shares of its common stock for interest at $0.08 per share.

During March 2005, the Company cancelled 150,000 shares of its common stock.

NOTE 11 - ACQUISITION

During March 2005, the Company entered into an agreement to acquire 10,200,000 shares of common stock or 51% of OTR Media (“OTR”), which includes fixed assets and intellectual property. Management is currently determining the fair value of this property. As consideration for the 10,200,000 shares, the Company will assume financial and operational responsibility of OTR commencing on April 15, 2005.

As of March 31, 2005, liabilities of OTR consists of accounts payable and accrued liabilities approximating $143,000 and notes payable approximating $75,000. The Company plans to satisfy these liabilities through the continuing operations of OTR and the sale of OTR’s fixed assets for approximately $70,000. Additionally, the Company is negotiating the satisfaction of the notes payable with the issuance of the Company’s common stock.

LIMELIGHT MEDIA GROUP, INC.
(FORMERLY SHOWINTEL NETWORKS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

During April 2005, the Company issued 926,829 shares of common stock in exchange for the other liability totaling $76,000 (See Note 9).

During May 2005, the Company cancelled 1,170,000 shares of common stock related to the IGS agreement as discussed in Note 4 to the financial statements included in the 2004 Form 10-KSB.

During May 2005, the Company entered into a consulting agreement with Lion Partners. With the acceptance of the agreement Lion Partners was issued 11,769,932 shares of common stock at $0.05 per share valued at $588,496. After the issuance Lion Partners disclosed it was unable to meet its contractual obligations in the consulting agreement and notified the company they would be returning the shares issued to them. These shares are still pending receipt by the Company.

During May 2005, the Company concluded the consultant involved with the Cornell transactions, Vintage Filings, had received excess common stock totaling 4,793,000 which were returned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Report.

Recent Developments

As we previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, in the fiscal quarter ended March 31, 2005, we acquired 10.2 million shares of common stock of OTR Media, Inc., a Nevada corporation (“OTR”), representing 51% of the outstanding capital stock of OTR. OTR is a privately-held company based in Bowling Green, Kentucky that provides outdoor advertising services primarily through the placement of mobile billboards on tractor trailers. The acquisition was effected pursuant to a Stock Purchase Agreement, dated as of March 11, 2005, by and between our company and OTR. In consideration for the shares, we agreed to assume financial and operational control and responsibility of OTR from and after April 15, 2005.

Results of Operations

Revenue.  For the three months ended March 31, 2005 and 2004, we had no revenue. During these periods, we conducted limited operations as we sought funding opportunities to allow us to fully commence operations and implement our business strategy. Under our current business strategy, we plan to sell advertising time on our network of video displays that we plan to locate within supermarkets and other retail venues that license their space to us (called ‘location hosts’). Advertisers will pay us a negotiated fee for our services and we will pay a percentage of such fee as a license fee to the location hosts that agree to house our video network equipment.

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

Cost of Revenue. Due to our limited operations as discussed above, we had no cost of revenue for the three months ended March 31, 2005 and 2004.

General and Administrative Expenses. For the three months ended March 31, 2005, we incurred general and administrative expenses of $114,160 as compared to $1,870,414 for three months ended March 31, 2004, a decrease of $1,756,254, or approximately 94%. This decrease was primarily attributable to a decrease of $1,344,752, or approximately 99%, in the amount of consulting fees we paid, to $1,364 for the three months ended March 31, 2005 from $1,346,116 for the three months ended March 31, 2004. Additionally, our other general and administrative expenses decreased to $96,659 for the three months ended March 31, 2005 from $516,997 for the three months ended March 31, 2004, a decrease of $420,338, or approximately 81%. Such decreased expenses resulted primarily from the costs we incurred in the three months ended March 31, 2004 relating to the issuance and sale of convertible securities and the preparation of a registration statement under the Securities Act of 1933 relating to the shares issuable upon conversion of such convertible securities.

Interest Expense. For the three months ended March 31, 2005, we incurred interest expense of $516,250 as compared to $370,731 for three months ended March 31, 2004, an increase of $145,519, or approximately 39%.

Net Income (Loss). We incurred a net loss of $653,526 for the three months ended March 31, 2005 as compared to a net loss of $2,241,145 for the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, we had a cash balance of $48,586. Issuances of convertible debt and equity securities have been our principal source of liquidity since the inception of our current line of business in April 2001. We are still in the early stages of executing our business strategy. Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of shares of our common stock to institutional investors or other ‘accredited investors’ in private placements. If we are unsuccessful in our efforts to raise additional capital, our operations would likely continue at their current level, which do not generate sufficient revenue to meet our expenses. In such event, we may be forced to liquidate our company.

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

At March 31, 2005, we had liquid assets of $48,932, consisting of cash and accounts receivable derived from operations. Long-term assets of $193,498 consisted primarily of computer servers and video display equipment used in operations.

Current liabilities of $1,005,174 at March 31, 2005 consisted primarily of $753,087 of accounts payable and accrued expenses, including related party amounts.

Our working capital deficit was $956,242 as of March 31, 2005 for the reasons described above.

During the three months ended March 31, 2005, we used net cash of $70,690 in operating activities.

During the three months ended March 31, 2005, we used net cash of $2,344 in investing activities, primarily for capital expenditures.

Financing activities, consisting primarily of proceeds from the sale and issuance of notes, provided net cash of $121,347 during the three months ended March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2005, we issued 777,777 shares of our common stock to a vendor in satisfaction of outstanding accounts payable of $25,000 (excluding interest of $10,000). The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such vendor represented to us that it was an ‘accredited investor’.

In January 2005, we issued 838,721 shares of our common stock to one of our directors in satisfaction of indebtedness of $30,193 due under a promissory note. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the note was exchanged for shares of our common stock and no commission or other remuneration was paid for soliciting such exchange.

In January 2005, we issued 5,022,475 shares of our common stock to our Chief Executive Officer and Chairman of our board of directors in satisfaction of indebtedness of $475,382 due under a promissory note. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the note was exchanged for shares of our common stock and no commission or other remuneration was paid for soliciting such exchange.

In January 2005, we issued 2,053,125 shares of our common stock to our Chief Executive Officer and Chairman of our board of directors in satisfaction of indebtedness of $52,500 (plus interest of $21,412) due under a promissory note. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the note was exchanged for shares of our common stock and no commission or other remuneration was paid for soliciting such exchange.

In January 2005, we issued 4,766,718 shares of our common stock to six employees in satisfaction of indebtedness for accrued salaries of $101,875 (plus interest of $72,146). The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and two of such persons were ‘accredited investors’ as defined in Regulation D under the Securities Act of 1933, as amended, and four of such persons had access to the same kind of information as would be included in a registration statement under the Securities Act of 1933, as amended.

In January 2005, we issued 372,429 shares of our common stock to a lender upon conversion of indebtness of $10,000 due under a convertible promissary note. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the note was exchanged for shares of our common stock and no commission or other remuneration was paid for soliciting such exchange.

In January 2005, we issued an aggregate of 1,700,000 shares of our common stock to two lenders in satisfaction of indebtedness of $20,400 due under promissory notes. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the notes were exchanged for shares of our common stock and no commission or other remuneration was paid for soliciting such exchanges.

In January 2005, we issued 3,125,000 shares of our common stock to a vendor in consideration of services rendered to us valued at $100,000. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such vendor represented to us that it was an ‘accredited investors’ as defined in Regulation D under the Securities Act of 1933, as amended.

In February 2005, we issued 145,000 shares of our common stock to a lender in satisfaction of indebtedness of $5,800. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such lender represented to us that it was an ‘accredited investor’ as defined in Regulation D under the Securities Act of 1933, as amended.

In March 2005, we issued 990,000 shares of our common stock to an institutional lender upon the cashless exercise of immediately exercisable warrants that were issued in March 2005 to such lender in satisfaction of indebtness of $60,000 (plus interest of $4,845). The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the warrants were exchanged for shares of our common stock and no commission or other remuneration was paid for soliciting such conversion.

In March 2005, we issued 500,000 shares of our common stock to an investor in a private placement for an aggregate purchase price of $100,000. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such investor represented to us that he was an ‘accredited investor’ as defined in Regulation D under the Securities Act of 1933, as amended.

In March 2005, we issued 100,000 shares of our common stock to a lender in satisfaction of interest of $8,000 due under a promissory note. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the warrants were exchanged for shares of our common stock and no commission or other remuneration was paid for soliciting such conversion.

In March 2005, we issued an aggregate of 3,666,387 shares of our common stock to a vendor in satisfaction of accrued payables of $46,666 (plus interest of $297,974). The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such vendor represented to us that it was an ‘accredited investor’ as defined in Regulation D under the Securities Act of 1933, as amended.

In March 2005, we issued 650,000 shares of our common stock to a vendor in satisfaction of accrued accounts payable of $23,897 (plus interest of $37,203). The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such vendor represented to us that it was an ‘accredited investor’ as defined in Regulation D under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2005	LIMELIGHT MEDIA GROUP, INC.

By: /s/ David V. Lott
David V. Lott
Chief Executive Officer (principal executive officer, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.