Form 10QSB
period 2005-06-30
LIMELIGHT MEDIA GROUP INC
filed 2005-09-01
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number 0-09358

LIMELIGHT MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0441338
(State or other jurisdiction	(I.R.S. Employer
of (incorporation or organization)	Identification No.)

1300 North Northlake Way
Seattle, WA 98103

(Address of principal executive offices)

(206) 633-1852

 (Issuer's telephone number)

8000 Centerview Parkway, Suite 115
Memphis, TN 38018

 (Former Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 30, 2005, 246,628,494 shares of the issuer's common stock, $.001 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIMELIGHT MEDIA GROUP, INC.
BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$--
Accounts receivable, net	546,031
Inventory	526,228
Prepaid expenses and other current assets	10,302
Total current assets	1,082,561

Fixed assets, net	2,336,708

Other assets	18,433

Total assets	$3,437,702

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdrafts	$95,531
Accounts payable	772,231
Accrued liabilities	13,914
Customer deposits	247,460
Due to related parties	464,705
Lines of credit	137,211
Convertible loan payable	10,000
Notes payable - current portion	375,327
Notes payable - related parties	1,063,965
Other liabilities	30,699
Total current liabilities	3,211,043

Note payable - long-term portion	493,204

Total liabilities	3,704,247

Commitments and contingencies	--

Stockholders' deficit
Common stock - $.001 par value, 250,000,000 shares authorized, 246,628,494 shares issued and outstanding	246,628
Additional paid-in capital	202,452
Cash equivalent credit paid in common stock	(125,000)
Accumulated deficit	(590,625)
Total stockholders' deficit	(266,545)

Total liabilities and stockholders' deficit	$3,437,702

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

Revenues

Equipment Sales	$850,251	$681,699	$1,734,037	$1,549,495
Consulting And Design Services	166,715	5,052	173,291	13,774

Total Revenues	1,016,966	686,751	1,907,328	1,563,269

Cost of revenues	613,125	528,295	1,311,573	1,201,536

Gross profit	403,841	158,456	595,755	361,733

General and administrative expenses
Professional and consulting	27,341	22,850	59,257	53,617
Selling and marketing	31,213	51,317	69,632	76,420
Depreciation	7,389	2,964	13,013	5,928
Wages and salaries	229,225	171,091	434,506	356,944
Rent expense	53,652	55,014	107,213	107,738
Other general and administrative expenses	32,560	32,459	75,584	66,641

Total general and administrative expenses	381,380	335,695	759,205	667,288

Income (loss) from operations	22,461	(177,239)	(163,450)	(305,555)

Other income (expense)
Other income	10,176	15,293	23,866	29,822
Interest expense	(5,845)	(13,747)	(21,208)	(23,455)

Income (loss) before provision for income taxes	26,792	(175,693)	(160,792)	(299,188)

Income tax provisions	--	--	--	--

Net income (loss)	$26,792	$(175,693)	$(160,792)	$(299,188)

Basic earnings (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Diluted earnings (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	100,565,233	98,942,308	99,758,254	98,942,308

Diluted weighted average common shares outstanding	100,598,200	98,942,308	99,758,254	98,942,308

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common stock
	Number of Shares	Amount	Additional Paid-in capital	Cash Equivalent Credit Paid in Common Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2004	98,942,308	$98,942	$260,193	$--	$(429,833)	$(70,698)

Issuance of common stock for acquisition of assets from Ipoint Networks, LLC	6,057,692	6,058	743,942	--	--	750,000

Issuance of common stock for acquisition of Impart, Inc.	141,628,494	141,628	(801,683)	(125,000)	--	(785,055)

Net loss	--	--	--	--	(160,792)	(160,792)

Balance, June 30, 2005	246,628,494	$246,628	$202,452	$(125,000)	$(590,625)	$(266,545)

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Cash flows from operating activities:
Net loss	$(160,792)	$(299,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,013	5,928
Changes in operating assets and liabilities net of acquired assets and liabilities due to reverse merger:
Accounts receivable	421,940	244,743
Inventory	(25,632)	(221,118)
Prepaid expenses and other current assets	100	2,714
Accounts payable	(362,810)	(42,643)
Accrued liabilities	(40,335)	(155,470)
Customer deposits	119,834	60,400
Net cash used by operating activities	(34,682)	(404,634)

Cash flows from investing activities:
Cash acquired in reverse merger	1,968	--
Purchase of fixed assets	(1,468,401)	(3,196)
Net cash used by investing activities	(1,466,433)	(3,196)

Cash flows from financing activities:
Net change in bank overdraft	95,531	(71,808)
Change in due to related parties	(10,250)	10,250
Net change in line of credit	11,494	108,243
Proceeds from notes payable	320,000	400,000
Proceeds from notes payable - related parties	1,063,965	--
Principal payments on loans payable	(16,102)	--
Net cash provided by financing activities	1,464,638	446,685

Net change in cash	(36,477)	38,855

Cash, beginning of period	36,477	--

Cash, end of period	$--	$38,855

Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$23,455	$21,208

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Schedule of non-cash operating, investing and financing activities:
Issuance of common stock for acquisition of Impart, Inc. and for acquisition of Ipoint Networks, LLC's assets
Limelight Media Group, Inc. net assets
Inventory	$1,240	$--
Fixed assets	88,961	--
Other assets	13,700	--
Cash equivalent credit paid in common stock	125,000	--
Accounts payable	(359,770)	--
Accrued liabilities	(750)	--
Due to related parties	(464,705)	--
Notes payable	(25,000)	--
Convertible loan payable	(10,000)	--
Other liabilities	(30,699)	--
Total non-cash consideration related to Limelight	$(662,023)	$--

Ipoint Networks, LLC assets
Fixed assets	$732,899	$--
Total non-cash consideration related to Ipoint	$732,899	$--

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Limelight Media Group, Inc. (hereinafter referred to as the “Company” or “Limelight”) sells dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. Sales are made throughout the United States. While customers are in various industries, a significant portion of customers are in banking and retail.

Limelight has also developed a digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display. The Company focuses on two general markets: point of decisions and captive audience. The Company is currently developing digital networks in multiple vertical markets. By diversifying the markets the Company may realize revenue from multiple sources.

Limelight has developed a system to digitally distribute advertisements, marketing messages and entertainment video content via broadband connection for viewing in public locations such as financial institutions, government buildings, mass transit locations and in retail locations such as grocery stores. The content management system facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. Limelight has two types of clients, the “location partner,” and the advertiser who wishes to reach the patrons that visit the location partners’ venues. A location partner can be a government agency, financial institution, theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility. Revenue may be derived from advertising sales, sponsorships, subscription agreements, equipment sales, maintenance and installation fees and content development fees. For the six months ended June 30, 2005 and 2004, the Company’s primary source of revenue was derived from equipment sales.

Limelight provides a turn-key solution for businesses desiring digital signage systems for information display. Limelight contacts high traffic businesses such as banks, mass transit, governmental buildings, movie theaters, malls, restaurants and retail stores to determine if a digitally managed captive audience network is desired. Limelight installs all necessary servers and displays for its customers. Depending on the agreement, Limelight may provide the equipment at no cost to the location partner and share in the revenue or the partner may purchase the equipment and pay a monthly fee to Limelight for sales and administration. The system is connected via a telephone line or broadband internet to Limelight’s video and content management servers. Limelight may provide the programming and marketing of the network space to potential advertisers. Advertising revenues may be used to offset the cost of installation and administration of the network and programming. The location partner may receive a portion of the revenue generated from advertising sales on a negotiated basis depending on their level of involvement in the payment of the system.

The content is presented on single or multiple screens installed by the company at the location. The displays are located in ideal locations to attract the attention of patrons who are entering and leaving the location.

History - The Company was incorporated as “Multinet International Corporation, Inc.” on May 17, 1996 in the State of Nevada. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Limelight Media Group, Inc., a Nevada Corporation, in exchange for 18,000,000 shares of Multinet’s common stock (“Limelight Transaction”). At the time of the Limelight Transaction, Multinet was a non-operating public company with no operations or assets; and 2,431,000 shares of common stock issued and outstanding; and Limelight Media Group, Inc. was a privately-held company with assets being used for the development of its video-streaming technology.

Prior to the Limelight Transaction, Multinet International Corporation, Inc. operated a convenience store through Nikky D Corporation, a wholly owned subsidiary. In September 2001, the Multinet divested itself of Nikky D. Corporation. Multinet International Corporation, Inc. accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement No. 29. As a result of this divestiture, the Multinet became a non-operational public company.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

During September 2002, the Company purchased all outstanding capital of Uniguest of Tennessee, Inc. (“UGT”), a Tennessee Corporation, in consideration of 500,000 shares of the Company’s common stock. UGT installs and operates Public Internet Access Terminals primarily in hotels throughout the country. In October 2003, the Company rescinded the purchase agreement.

On June 30, 2005, the Company formed a wholly owned subsidiary, Limelight Merger II Corp., a Washington corporation.

On June 30, 2005, through its wholly owned subsidiary, Limelight Merger II Corp., Limelight Media Group, Inc. consummated an agreement to acquire all of the outstanding capital stock of Impart, Inc. (“Impart”) a Washington corporation, (“Impart Transaction”). Also, on June 30, 2005, concurrently with the Impart Transaction, Impart entered into an Agreement with Ipoint Networks, LLC, a Washington limited liability company (“Ipoint”) whereby Impart purchased the assets of Ipoint (“Ipoint Transaction”). The total consideration for these transactions was 162,500,000 shares (“Merger Consideration”) of Limelight’s common stock and a promissory note of $250,000.

As Limelight Media Group, Inc. did not have a sufficient number of duly authorized shares on the date of the acquisition, the parties agreed to holdback 57,500,000 shares (“Holdback Shares”) of the 162,500,000 to be issued to owners of Impart and Ipoint not later than ten days following the later of (i) the effective date of a merger by Limelight with and into a Delaware corporation to be formed by the Limelight or (ii) Limelight’s receipt of audited financial statements of Impart. Prior to the Impart Transaction, Limelight was a public company with nominal operations, that had $105,868 in assets (including cash totaling $1,968); liabilities totaling $890,924, a cash equivalent credit valued at $125,000 previously purchased through the issuance of common stock and 141,628,494 shares of common stock issued and outstanding. Impart was a privately held company that sells dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. The following table reflects the stock issued in relation to the Impart Transaction and Ipoint Transaction:

	Impart Transaction (1)	Ipoint Transaction (2)	Total
Total consideration	153,125,000	9,375,000	162,500,000
Holdback shares	(54,182,692)	(3,317,308)	(57,500,000)
Total Common Stock issuance	98,942,308	6,057,692	105,000,000

(1) The Impart Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Impart Transaction is equivalent to the issuance of stock by a private company (Impart) for the net monetary assets of a public shell company (Limelight), accompanied by a recapitalization. Thus, the 98,942,308 shares (net of Holdback Shares) of common stock issued to the shareholders of Impart are retroactively applied. The accounting for the Impart Transaction is identical to that resulting from a reverse acquisition, except that neither goodwill nor other intangible assets will be recorded. Accordingly, these financial statements are the historical financial statements of Impart. Impart was incorporated on June 19, 1984 in the State ofWashington.

(2) The Ipoint Transaction resulted in the acquisition of certain assets including fixed assets in exchange for 6,057,692 shares (net of Holdback Shares) and a promissory note totaling $250,000. The note is unsecured, bearing interest at 8% per annum and is payable on the earlier of June 30, 2006 or the closing of a PIPE financing transaction by the Company.

On June 30, 2005, Impart entered into an Agreement with Media Sidestreet Support Corporation (“Media Sidestreet”) whereby Impart purchased the assets of Media Sidestreet in exchange for the issuance of notes in the aggregate principal amount of $1,027,965 to the owners of Media Sidestreet (“Media Sidestreet Asset Acquisition”). The notes are unsecured, with interest ranging from 6% to 10% (two notes include variable interest rates), and are payable on the earlier of June 30, 2006 or the closing of a PIPE financing transaction by the Company. Prior to the Impart Transaction, the majority owners of Impart were also owners in Media Sidestreet, thus a related party transaction.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Amended Articles of Incorporation - In October 2003, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to Limelight Media Group, Inc. During February 2004, a Certificate of Amendment to the Articles of Incorporation increased the authorized shares of common stock from 25,000,000 to 100,000,000. During January 2005, a Certificate of Amendment to the Articles of Incorporation increased the authorized shares of common stock from 100,000,000 to 250,000,000.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $161,000 and $299,000 for the six months ended June 30, 2005 and 2004, respectively. The Company's current liabilities exceed its current assets by approximately $2,128,000 as of June 30, 2005. The Company’s net cash used from operating activities approximated $35,000 during the six months ended June 30, 2005.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The Company's management plan to obtain additional financing through a combination of equity and debt financing.

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

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Fixed assets acquired through the Ipoint Asset Acquisition and the Media Sidestreet Asset Acquisition were recorded at a pro-rata reduction of their estimated fair value to the extent of the consideration given at the time of acquisition less accumulated depreciation from the time of acquisition.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

As of June 30, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive loss - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Segment information - The Company discloses segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the Management approach to determine reportable segments. As of June 30, 2005, the Company operates under one segment as of June 30, 2005.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses were $695 and $1,247 for the three months ended June 30, 2005 and 2004, respectively.

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

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The Company granted warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock to two directors of Limelight for services rendered prior to the Impart Transaction. As these financial statements are the historical financial statements of Impart, Inc., no valuation has been included. The Company granted no other warrants or options to employees for compensation for the six months ended June 30, 2005 and 2004.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Revenue recognition - Revenue from product sales are generally recognized when the Company’s products are shipped and/or the revenue is fully earned and ownership has passed to the customer. Revenue from design and installation contracts are recognized using the completed-contract method.

New accounting pronouncements - In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

2.	ACCOUNTS RECEIVABLE

As of June 30, 2005 accounts receivable, consists of trade receivables related to equipment sales and total $546,031, which is net of allowance for doubtful accounts of $35,294.

3.	INVENTORY

Inventory totaling $526,228 consists of finished goods as of June 30, 2005.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2005:

Computer and other equipment	$498,116
Furniture and fixtures	81,890
Software	1,867,542
Leasehold equipment	3,661
2,451,209
Less: accumulated depreciation	114,501

Fixed assets, net	$2,336,708

5.	DUE TO RELATED PARTIES

Due to related parties totaling $464,705 as of June 30, 2005 consist of the following:

Loan payable to the Company’s CEO, secured by the Company’s assets bearing interest at 9% per annum, payable in monthly installments of interest only, due on demand	$386,807

Unreimbursed expenses to the CEO, unsecured, bearing no interest and due on demand	42,891

Unreimbursed expenses to various stockholders, unsecured, bearing no interest and due on demand	10,600

Accrued interest on related party loans	24,407

$464,705

6.	LINES OF CREDIT

As of June 30, 2005, lines of credit consist of the following:

A bank line of credit for borrowing up to $200,000, secured by the Company’s assets, bearing interest at 11% per annum payable in monthly installments of interest only, matures December 2006	$119,284

An American Express business capital line for borrowing up to $54,000, unsecured, bearing a variable interest rate (28.24% at June 30, 2005) payable in monthly installments of interest only	17,927

$137,211

7.	CONVERTIBLE LOANS PAYABLE

In August 2003, the Company borrowed $10,000, unsecured and bearing interest at 12% from an individual that matured during August 2004. As of June 30, 2005, the balance of $10,000 is in default and recorded as a current liability. The individual is entitled to convert all or a portion of the principal balance into shares of the Company’s common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company’s common stock.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

8.	NOTES PAYABLE

As discussed in Note 16, pending in the State Court of Cherokee County, Georgia filed September 9, 2002, D&D Management, Inc. is alleging it entered into a loan agreement with the Company during February 2002 for $54,000 which has not been repaid. The Company is defending on the basis that it issued D&D Management, Inc. 89,000 shares of the Company’s common stock in consideration of repayment and for settlement. D&D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered and is pursuing settlement negotiations. The Company has recognized a liability of $25,000, based on management’s estimate of negotiated terms.

As discussed in Note 1, On June 30, 2005, concurrently with the Impart Transaction, Impart entered into an Agreement with Ipoint whereby Impart purchased the assets of Ipoint in exchange for the issuance of a promissory note of $250,000 and 9,375,000 shares of the Company’s common stock valued at $750,000. Impart allocated 6,057,692 shares of the Company’s common stock from the Merger Consideration to the sole member of Ipoint on June 30, 2005, with the remaining 3,317,308 shares to be allocated from the Holdback Shares in accordance with the Impart Transaction. The note is unsecured, bearing interest at 8% per annum and is payable on the earlier of June 30, 2006 or the closing of a PIPE financing transaction by the Company.

During June 2005, the Company entered into a promissory note with an entity totaling $20,000. The note is unsecured, bearing interest at 8.5% per annum and payable in June 2006.

During June 2005, the Company entered into a promissory note with an individual totaling $50,000. The note is unsecured, bearing interest at 8% per annum and payable in June 2006.

During November 2004, the Company entered into a promissory note with a lending institution. The note is secured by the Company’s assets and bears interest at 8.5% per annum. The note requires 24 monthly principal and interest payments of $6,000 beginning December 2004, with a final payment of $484,249 to be made in December 2006. As of June 30, 2005, the current portion on the note from July 1, 2005 through June 30, 2006 totals $30,327 and the long-term portion totals $493,204.

9.	NOTES PAYABLE - RELATED PARTIES

As discussed in Note 1, on June 30, 2005, concurrently with the Impart Transaction, Impart entered into an Agreement with Media Sidestreet whereby Impart purchased the assets of Media Sidestreet in exchange for the issuance of a promissory note in the aggregate principal amount of $1,027,965 to the owners of Media Sidestreet. The notes are unsecured, with interest ranging from 6% to 10% (two notes include variable interest rates), and are payable on the earlier of June 30, 2006 or the closing of a PIPE financing transaction by the Company. Prior to the Impart Transaction, the majority owners of Impart were also owners in Media Sidestreet, thus a related party transaction.

During April 2005, Limelight issued promissory notes to two Impart stockholders (prior to the Impart Transaction) whereby the Impart stockholders loaned Limelight $16,000 and $20,000 to pay for equipment purchased by Limelight from Impart. The notes are unsecured, bearing interest at 20% and 8.5% per annum, respectively, and are payable on maturity during April 2006. The two stockholders became officers of the Company concurrently with the Impart Transaction. As of June 30, 2005, the remaining balance of the two notes remain at $36,000.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

10.	CASH EQUIVALENT CREDIT PAID IN COMMON STOCK

Effective December 10, 2004, the Limelight completed the sale of 5,000,000 shares of its common stock, which had a fair market value at that time of approximately $125,000, to American Marketing Complex, Inc. (“AMC”). Payment for this purchase by AMC was in the form of cash equivalent credits (“Credits”) with a face value of $1,500,000, which the Company can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the credits. The credits were valued at the fair market value of the shares issued by the Company at $125,000 and classified as cash equivalent credits paid in common stock, which is a separate component of stockholders' deficiency in the accompanying balance sheet as of December 31, 2004. The cash equivalent credits paid in common stock will be offset as the trade credits are used.

11.	OTHER LIABILITIES

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

During October 2003, the Company entered into a three-year employment agreement with this same individual, whereby the Company agreed to employ the individual as an operations manager for the term of three years. The individual was entitled to compensation of $15,000 per month with the option to receive payment in shares of the Company’s common stock. Such shares were to be equal to the closing bid price on the last day of the month preceding the date the salary was due. The Company, at its option has the right to terminate the agreement upon payment of the individual’s accrued salary, unreimbursed expenses, and all other compensation and benefits through the first six months or the termination date, whichever is greater.

Also during October 2003, the Company entered into a three-year consulting agreement with this same individual whereby the individual would provide other services not set forth in the employment agreement in exchange for 1,000,000 shares of the Company’s common stock totaling $109,000.

As of June 30, 2005, the individual paid the Company $30,699 of the total $150,000 required under the Purchase Agreement. The Company rescinded all agreements with the individual as the individual did not pay the entire $150,000 as required by the Purchase Agreement and attempted to return the $30,699. The individual refused to accept the funds and filed a suit against the Company. The Company has recorded the $30,699 as an other liability totaling $30,699.

As discussed in Note 16, during August 2005, the Company settled this liability for 1,000,000 shares of common stock.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

12.	STOCKHOLDERS’ DEFICIT

Stock warrants - In connection with certain business transactions and debt or equity offerings, Limelight had granted various warrants to purchase common stock prior to the Impart Transaction. The following table summarizes activity relating to outstanding warrants from December 31, 2003 through June 30, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2003	1,570,000	0.69
Warrants granted and assumed	100,000	0.50
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2004	1,670,000	0.68
Warrants granted and assumed	3,990,000	0.04
Warrants expired	100,000.08
Warrants canceled	--	--
Warrants surrendered	990,000	0.75
Warrants exercised	990,000	0.00
Balance, June 30, 2005	3,580,000	$0.14

The following table summarizes information about warrants outstanding at June 30, 2005:

Exercise Price	Number Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life	Number Exercisable as of 12/31/04
$0.05	3,000,000	3.00 years	3,000,000
0.25	180,000	0.86 years	180,000
0.50	200,000	0.42 years	200,000
1.00	200,000	0.42 years	200,000

$0.14	3,580,000		3,580,000

The following table summarizes information about warrants granted during the six months ended June 30, 2005:

Number of Warrants Granted During 2005	Exercise Price Equals, Exceeds or is Less Than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Weighted Range of Exercise Price	Average Fair Value
--	Equals	$--	$--	$--
--	Exceeds	$--	$--	$--
3,990,000	Less Than	$0.04	$0.00-0.05	$0.05

3,990,000		$0.04	$0.15	$0.05

The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2005; no dividend yield; expected volatility of 225.55%; risk free interest rates of 2.24%; and expected lives of 1.13 years. The warrants were granted by Limelight prior to the Impart Transaction. As these financial statements are the historical financial statements of Impart, Inc. as discussed in Note 1, no valuation has been included.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

13.	EMPLOYEMENT AGREEMENTS

Pursuant to the Impart Transaction, the Company entered into the following Employment Agreements on June 30, 2005:

David V. Lott (Former President and Chief Financial Officer of Limelight) - David V. Lott was appointed as Chief Executive Officer for the term of three years from June 30, 2005, subject to termination provisions. Mr. Lott will receive an annual base salary totaling $120,000 plus benefits.

Laird Laabs (President of Impart) - Laird Laabs was appointed as President for the term of three years from June 30, 2005, subject to termination provisions. Mr. Laabs will receive an annual base salary totaling $120,000 plus benefits.

Joseph Martinez - Joseph Martinez was appointed as Chairman and Chief Financial Officer for the term of three years from June 30, 2005, subject to termination provisions. Mr. Martinez will receive an annual base salary totaling $120,000 plus benefits.

Steven Corey - Steven Corey was appointed as Chief Strategy Officer for the term of three years from June 30, 2005, subject to termination provisions. Mr. Corey will receive an annual base salary totaling $120,000 plus benefits.

Thomas Muniz - Thomas Muniz was appointed as Chief Operating Officer and Chief Technology Officer for the term of three years from June 30, 2005, subject to termination provisions. Mr. Muniz will receive an annual base salary totaling $120,000 plus benefits.

14.	LOCK-UP AGREEMENTS

Pursuant to the Impart Transaction, former Shareholders of Impart and David Lott of Limelight entered into a Lock-Up Agreement restricting the transfer, sale, assignment of Limelight shares of common stock from June 30, 2005 through June 30, 2006 (with limited exceptions).

15.	COMMITMENTS AND CONTINGENCIES

Legal - As discussed in Note 8, pending in the State Court of Cherokee County, Georgia filed September 9, 2002, D&D Management, Inc. is alleging it entered into a loan agreement with the Company during February 2002 for $54,000 which has not been repaid. The Company is defending on the basis that it issued D&D Management, Inc. 89,000 shares of the Company’s common stock in consideration of repayment and for settlement. D&D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered and is pursuing settlement negotiations. The Company has recognized a liability of $25,000, based on management’s estimate of negotiated terms.

During January 2005 Dierbergs Markets, Inc. (“Dierbergs”) filed a complaint against Interactive Graphic Solutions, LLC and Limelight Media Group, Inc. According to the complaint, Dierbergs entered into a license agreement with Interactive Graphic Solutions, LLC ("IGS") pursuant to which IGS granted Dierbergs a license to use IGS's system of motion media equipment for the purpose of showing certain advertising in retail stores. Further, the complaint asserts that IGS failed to pay approximately $72,000 to Hanenkamp Electric Company for its services relating to the installation of IGS's media system and that such amount was paid by to Hanenkamp by Dierbergs. In August 2004, Limelight acquired substantially all of the assets of IGS, including the license agreement with the Dierbergs. Dierbergs was seeking damages from the defendants in amount equal to $72,000 plus attorneys' fees, costs, expenses and pre-judgment and post-judgment interest. In February 2005, the Company filed a motion to dismiss on the basis that the Company was neither a party to the license agreement nor, as Dierbergs asserted in the complaint, a permitted assignee. Dierbergs dismissed the motion against Limelight during August 2005.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

During February 2002, Clickplay, Inc. filed suit on February 19, 2002 alleging claims against the Limelight for non-payment of deposits related to a consulting services agreement. The Company was unable to secure adequate financial backing to engage Clickplay, Inc. and no services were rendered by Clickplay, Inc. However, Clickplay, Inc. claims that deposits totaling $93,000 remain due. A default judgment was entered in favor of Clickplay, Inc. against the Company; however, execution of the judgment upon the Company has not occurred due to jurisdictional defects stemming from the misidentification of the Company as the defendant. Management believe the claims of Clickplay, Inc. are without merit and intend to aggressively defend against these claims. However, the Company is in negotiations with Clickplay with regard to a settlement of this matter.

Leased facilities - The Company operates from leased facilities under two noncancellable operating leases. The first lease (related to Limelight) calls for a base monthly rent of $3,237 increasing to $3,642 during June 2005 through May 2006. The second lease (related to Impart) calls for a base monthly rent of $15,000 through November 30, 2018. The facility is owned by certain stockholders.

Future minimum rental payments for the leased facilities as of June 30, 2005, are as follows:

July 31, 2005 through December 31, 2005	$111,852
2005	198,210
2006	180,000
2007	180,000
2008	180,000
2009	180,000
Thereafter	1,620,000

$2,650,062

16.	SUBSEQUENT EVENTS

As discussed in Note 10, during August 2005, the Company settled an other liability totaling $30,699 for 1,000,000 shares of common stock.

During July 2005, the Company entered into a sale-leaseback transaction with a leasing Company whereby the Company sold approximately $150,000 in fixed assets which it subsequently leased back under a capital lease. Under the terms of the lease, the Company is required to pay 48 monthly installments of $2,198, with 2 payments paid in advance. During August 2005, the Company paid $80,000 toward this lease.

After June 30, 2005, certain officers and directors holding approximately $1.7 million aggregate principal amount of promissory notes have agreed, in principle, to cancel such notes in consideration of the issuance of options to purchases an aggregate of 16,766,820 shares of our commons stock having an exercise price of $0.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Report.

Recent Developments

As we previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005, in the fiscal quarter ended June 30, 2005, we acquired all of the outstanding capital stock of Impart, Inc., a Washington corporation ("Impart"). Impart is a Seattle, Washington-based company that provides media displays and digital video signage services primarily through the installation and operation of plasma, LCD (liquid crystal display) and other digital components in retail, banking, mass transit and government office locations. In addition, Impart's proprietary software allows it to remotely deploy advertising content to any plasma or LCD screen on its network from a central operations center. The acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of June 30, 2005, by and between our company, Limelight Merger II Corp., a wholly-owned subsidiary of our company and Impart. The aggregate purchase price consisted of 162.5 million shares of our common stock of which approximately 105 million shares were issued at the closing and approximately 57.5 million shares will be issued following our re-incorporation under Delaware law. For financial reporting purposes, Impart was considered to be the acquirer in the transaction.

As a result of the transaction described above, our historical financial statements for any period prior to June 30, 2005 are those of Impart, Inc.

Results of Operations - Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Revenue.  For the three months ended June 30, 2005, we had revenues of $1,016,996 as compared to $686,751 for the three months ended June 30, 2004, respectively, representing an increase of $330,215, or 48.1%. Our revenues are derived primarily from a combination of (i) the recurring fees we receive for managing our customers' digital signage networks that we sell and/or operate, (ii) the sale price of hardware components and software products used in our proprietary digital signage network and (iii) the fees we received in connection with the delivery of consulting, maintenance and other digital signage services to our customers. The increase in our revenues for the three months ended June 30, 2005 as compared to the comparable period in 2004 was primarily due to the addition of two new customers in the fourth quarter of 2004. Furthermore, we believe that advertisers, such as financial institutions, grocery stores, retail mall operators and other businesses, are aggressively seeking new and more compelling advertising outlets than traditional advertising outlets such as network television, radio and print advertising. As a result, advertisers have recently increased their awareness and acceptance of the emerging "out of home" media and, specifically, the digital signage segment. Contributing to this acceptance, in our management's opinion, is the significant reduction in the cost of housing a digital signage network due to recent price declines in plasma and LCD screens and the proliferation of broadband, DSL (digital subscriber line) and satellite technologies that can more cost-effectively deliver media content that requires larger bandwith such as full-motion video. Provided that we can effectively implement our business strategy to meet this growing demand for digital signage services, our management anticipates greater revenues in future periods from each of its revenue models.

Cost of Revenue. For the three months ended June 30, 2005, the cost of sales was $613,125 as compared to $528,295 for the three months ended June 30, 2004, representing an increase of $84,830, or 16.1%. The increase was primarily the result of increased sales during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, which was offset slightly by the reduced cost for plasma screens, LCD screens and other network digital components that we sell to our customers under our "turn-key" (or "full integration") model. In this model, we purchase standard, off-the-shelf hardware components that we integrate and custom configure before deployment to our customers and we earn a profit on the difference between the sale price and our cost, in addition to the fees we receive for integrating, installing and operating the customer's digital signage network.

General and Administrative Expenses. For the three months ended June 30, 2005, we incurred general and administrative expenses of $381,380 as compared to $335,695 for three months ended June 30, 2004, an increase of $45,685, or 13.6%. This increase was primarily attributable to an increase of $58,134, or 34.0%, in the amount of wages and salaries we paid, to $229,225 for the three months ended June 30, 2005 from $171,091 for the three months ended June 30, 2004. Such increased wages and salaries resulted primarily from the addition of three software developers in the first quarter of 2005.

Interest Expense. Interest expense was $5,845 for the three months ended June 30, 2005, as compared to $13,747 for the three months ended June 30, 2004, resulting in a decrease of $7,902, or 57.5%. This decrease was primarily due to the waiver or reduction of interest due under certain promissory notes held by our officers and directors during the three months ended June 30, 2005.

Net Income (Loss). For the reasons described above, we had net income of $26,792 for the three months ended June 30, 2005 as compared to a net loss of $175,693 for the three months ended June 30, 2004.

Results of Operations - Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Revenue.  For the six months ended June 30, 2005, we had revenues of $1,907,328 as compared to $1,563,269 for the six months ended June 30, 2004, representing an increase of $344,059, or 22.0%.  This increase was primarily due to the reasons discussed above.

Cost of Revenue. For the six months ended June 30, 2005, the cost of sales was $1,311,573 as compared to $1,201,536 for the six months ended June 30, 2004, representing an increase of $110,037, or 9.2%. This increase was primarily due to the reasons discussed above.

General and Administrative Expenses. For the six months ended June 30, 2005, we incurred general and administrative expenses of $759,205 as compared to $667,288 for six months ended June 30, 2004, an increase of $91,917, or 13.8%. This increase was primarily attributable to an increase of $77,562, or 21.7%, in the amount of wages and salaries we paid, to $434,506 for the six months ended June 30, 2005 from $356,944 for the six months ended June 30, 2004. This increase was primarily due to the reasons discussed above.

Interest Expense. Interest expense was $21,208 for the six months ended June 30, 2005, as compared to $23,455 for the six months ended June 30, 2004, resulting in a decrease of $2,247, or 9.6%. This decrease was primarily due to the reasons discussed above.

Net Income (Loss). We incurred a net loss of $160,792 for the six months ended June 30, 2005 as compared to a net loss of $299,188 for the six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2005, we had a cash balance of $0. Since 2002, our principal sources of liquidity have been the issuance of debt and equity securities, primarily to related parties, and borrowings from lending institutions. Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to continue our operations at current levels. We believe that anticipated cash flows from recent and near-term scheduled deployments of our digital signage network will allow us to achieve ‘break-even" during the first quarter of 2006. As a result, we intend to seek additional capital through the sale of shares of our common stock to institutional investors or other ‘accredited investors' in private placements in order to provide us with sufficient working capital to sustain operations until such time and to allow us to pay off our existing credit facility.

We are currently in preliminary discussions with an institutional lender to obtain a loan in the amount of $1.5 million. We anticipate that the closing of such financing will be contingent upon, among other conditions, the recapitalization of our company to increase our number of authorized but unissued common stock, which we intend to effect in October 2005. There can be no assurance that we will be able to consummate the proposed financing transaction, or that any such transaction will be consummated on terms favorable to us.

Even if we successfully obtain such financing, we will still require additional capital to execute our growth strategy of expanding our digital signage network and acquiring other digital signage companies that we believe are financially accretive with our company, of which there can be no assurance.

On June 30,2005, we acquired software assets useful in the delivery of digital media from two companies, iPoint Technologies, Inc. and Media SideStreet Corporation, in consideration for an aggregate of 9,375,000 shares of our common stock and the issuance of  $1,275,965 agreegate principal amount of promissory notes.

At June 30, 2005, we had liquid assets of $1,072,259, consisting of cash, accounts receivable derived from operations and inventory. Long-term assets of $469,166 consisted primarily of computer servers and video display equipment used in operations.

Current liabilities of $3,211,043 at June 30, 2005 consisted primarily of $2,211,523 of accounts payable and notes payable, including related party amounts. After June 30, 2005, certain of our officers and directors holding $1.7 million aggregate principal amount of promissory notes agreed to cancel such notes in consideration of the issuance of an aggregate of 16,766,820 shares of our common stock. After June 30, 2005, certain officers and directors holding approximately $1.7 million aggregate principal amount of promissory notes have agreed, in principle, to cancel such notes in consideration of the issuance of options to purchases an aggregate of 16,766,820 shares of our commons stock having an exercise price of $0.10 per share.

Our working capital deficit was $2,128,482 as of June 30, 2005 for the reasons described above.

During the six months ended June 30, 2005, we used net cash of $34,682 in operating activities.

During the six months ended June 30, 2005, we used net cash of $1,466,433 in investing activities, primarily for the purchase of digital signage hardware inventory and for the purchase of proprietary software from iPoint Technologies, Inc. and Media SideStreet Corporation.

Financing activities, consisting primarily of proceeds from the sale and issuance of notes, provided net cash of $1,464,638 during the six months ended June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2005, we entered into a Release and Settlement Agreement with the plaintiffs in case # CT-006990-03, styled Terrance Lall, Lester Hall and Heath Wilson vs., Limelight Media Group, Inc, formerly known as Showintel Networks, Inc, David V. Lott and the David V. Lott Living Trust, filed on December 16, 2004. Under the terms of the settlement, the parties agreed to release and discharge the other party from all existing claims, damages liabilities and actions and we agreed to issue Mr. Lall 1 million shares of our common stock, which were valued at $0.03 per share on the date of issuance.

On August 10, 2005, Dierbergs Markets, Inc. withdrew its complaint against us in case # 05CC-000359, styled Dierbergs Markets, Inc. vs. Interactive Graphic Solutions, LLC and Limelight Media Group, Inc, filed in January 2005. Dierbergs informed us that it would not pursue further legal proceedings with regard to the subject matter of the proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the quarter ended June 30, 2005, we issued an aggregate of 500,000 shares of our common stock, at $0.06 per share, to an employee as a sign-on bonus in connection with his employment with our company. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an ‘accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

In the quarter ended June 30, 2005, we issued an aggregate of 290,000 shares of our common stock to two consultants for services rendered pursuant to their consulting agreements, which services were valued at $14,500 in the aggregate. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were ‘accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

In the quarter ended June 30, 2005, we issued 4,800,000 shares of our common stock to two employees for settlements pursuant to terms and conditions of the employment agreements of such employees. Such shares were valued at an aggregate amount of $240,000 and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were ‘accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

In the quarter ended June 30, 2005, we issued an aggregate of 1,796,830 shares of our common stock to a total of eight investors in a private placement for an aggregate purchase price of $126,000. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering and such persons were ‘accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 31, 2005	LIMELIGHT MEDIA GROUP, INC.

	By:	/s/ David V. Lott
David V. Lott
Chief Executive Officer
(principal executive officer)

	By:	/s/ Joseph Martinez
Joseph Martinez
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.