Form 10QSB/A
period 2005-06-30
LIMELIGHT MEDIA GROUP INC
filed 2005-11-01
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB/A

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

N/A

 (Former Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2005, 248,378,494 shares of the issuer's common stock, $.001 par value per share, were outstanding.

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

Explanatory Paragraph

This Form 10-QSB/A for the quarterly period ended June 30, 2005 is being filed for the following purposes:

(i)     restating the historical stockholder equity of the stockholders of Impart, Inc. and clarifying the calculation of accumulated deficit;

(ii)    expanding on our disclosure with respect to the assets we acquired from IPoint Networks, LLC (“IPoint”) and the allocation and recordation of such acquisition costs; and

(iii)   clarifying the accounting treatment of such transaction costs incurred in connection with the transaction with IPoint.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

LIMELIGHT MEDIA GROUP, INC.
BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS
(Restated)
Current assets
Cash	$--
Accounts receivable, net	546,031
Inventory	380,228
Prepaid expenses and other current assets	10,302
Total current assets	936,561

Fixed assets, net	1,308,743

Other assets	18,433

Total assets	$2,263,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdrafts	$95,531
Accounts payable	772,231
Accrued liabilities	13,914
Customer deposits	247,460
Due to related parties	464,705
Lines of credit	137,211
Convertible loan payable	10,000
Notes payable - current portion	375,327
Notes payable - related parties	1,063,965
Other liability for Ipoint Transaction	262,500
Other liabilities	123,699
Total current liabilities	3,566,543

Note payable - long-term portion	493,204

Total liabilities	4,059,747

Commitments and contingencies	--

Stockholders' deficit
Common stock - $.001 par value, 250,000,000 shares authorized, 246,628,494 shares issued and 243,829,665 shares outstanding	243,830
Additional paid-in capital	130,596
Cash equivalent credit paid in common stock	(125,000)
Receivable related to issuance of common stock	(12,500)
Accumulated deficit	(2,032,936)
Total stockholders' deficit	(1,796,010)

Total liabilities and stockholders' deficit	$2,263,737

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

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Restated)

	Common stock			Cash Equivalent	Receivable Related to		Total
	Number of Shares	Amount	Additional Paid-in capital	Credit Paid in Common Stock	Issuance of Common Stock	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2004	78,768,542	$78,768	$280,367	$--	$--	$(844,179)	$(485,044)

Issuance of common stock for accrued compensation	20,173,766	20,174	248,172	--	--	--	268,346

Issuance of common stock for Ipoint Transaction	6,057,692	6,058	481,442	--	--	--	487,500

Issuance of common stock for acquisition of Impart, Inc.	138,829,665	138,830	(879,385)	(125,000)	(12,500)	--	(878,055)

Note payable - related parties assumed for acquisition of assets from Media Sidestreet Support Corporation	--	--	--	--	--	(1,027,965)	(1,027,965)

Net loss	--	--	--	--	--	(160,792)	(160,792)

Balance, June 30, 2005 (Unaudited)	243,829,665	$243,830	$130,596	$(125,000)	$(12,500)	$(2,032,936)	$(1,796,010)

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
	(Restated)
Cash flows from operating activities:
Net loss	$(160,792)	$(299,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,013	5,928
Changes in operating assets and liabilities net of acquired assets and liabilities due to reverse merger:
Accounts receivable	421,940	244,743
Inventory	(25,632)	(221,118)
Prepaid expenses and other current assets	100	2,714
Accounts payable	(362,810)	(42,643)
Accrued liabilities	(40,335)	(155,470)
Customer deposits	119,834	60,400
Net cash used by operating activities	(34,682)	(404,634)

Cash flows from investing activities:
Cash acquired in reverse merger	1,968	--
Purchase of fixed assets	(190,436)	(3,196)
Net cash used by investing activities	(188,468)	(3,196)

Cash flows from financing activities:
Net change in bank overdraft	95,531	(71,808)
Change in due to related parties	(10,250)	10,250
Net change in line of credit	11,494	108,243
Proceeds from notes payable	70,000	400,000
Proceeds from notes payable - related parties	36,000	--
Principal payments on notes payable	(16,102)	--
Net cash provided by financing activities	186,673	446,685

Net change in cash	(36,477)	38,855

Cash, beginning of period	36,477	--

Cash, end of period	$--	$38,855

Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$23,455	$21,208

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
	(Restated)
Schedule of non-cash operating, investing and financing activities:
Issuance of common stock for accrued compensation	$268,346	$--

Issuance of common stock for acquisition of Impart, Inc.
Limelight Media Group, Inc. net assets
Inventory	$1,240	$--
Fixed assets	88,961	--
Other assets	13,700	--
Accounts payable	(359,770)	--
Accrued liabilities	(750)	--
Due to related parties	(464,705)	--
Notes payable	(25,000)	--
Convertible loan payable	(10,000)	--
Other liabilities	(123,699)	--
Cash equivalent credit paid in common stock	125,000	--
Receivable related to issuance of common stock	12,500	--
Total non-cash consideration related to Limelight	$(742,523)	$--

Non-cash consideration for fixed assets purchased in the Ipoint Transaction
Assumption of note payable	250,000	--
Assumption of other liablilty	262,500	--
Issuance of common stock	487,500	--
Total non-cash consideration related to Ipoint	$1,000,000	$--

Note payable - related parties assumed for acquisition of assets from Media Sidestreet Support Corporation	$1,027,965	$--

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

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

The Company has also developed a digital out-of-home media network. The network is centrally managed and is applicable over the growing digital signage industry in any location where a message needs real time display. The Company focuses on two general markets: point of decisions and captive audience. The Company is currently developing digital networks in multiple vertical markets. By diversifying the markets the Company may realize revenue from multiple sources.

Limelight has developed a system to digitally distribute advertisements, marketing messages and entertainment video content via broadband connection for viewing in public locations such as financial institutions, government buildings, mass transit locations and in retail locations such as grocery stores. The content management system facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. Limelight has two types of clients, the “location partner,” and the advertiser who wishes to reach the patrons that visit the location partners’ venues. A location partner can be a government agency, financial institution, theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility. Revenue may be derived from advertising sales, sponsorships, subscription agreements, equipment sales, maintenance and installation fees and content development fees. For the six months ended June 30, 2005 and 2004, the Company’s sole source of revenue was derived from equipment sales.

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
(Restated)

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

As Limelight Media Group, Inc. did not have a sufficient number of duly authorized shares on the date of the acquisition, the parties agreed to holdback 57,500,000 shares (“Holdback Shares”) of the 162,500,000 to be issued to owners of Impart and Ipoint not later than ten days following the later of (i) the effective date of a merger by Limelight with and into a Delaware corporation to be formed by the Limelight or (ii) Limelight’s receipt of audited financial statements of Impart. Prior to the Impart Transaction, Limelight was a public company with nominal operations, that had $105,868 in assets (including cash totaling $1,968); liabilities totaling $890,924, a cash equivalent credit valued at $125,000 previously purchased through the issuance of common stock, a receivable related to the issuance of common stock totaling $12,500 and 141,628,494 shares of common stock issued and $138,829,665 shares outstanding. Impart was a privately held company that sells dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. The following table reflects the stock issued in relation to the Impart Transaction and Ipoint Transaction:

	Impart Transaction (1)	Ipoint Transaction (2)	Total
Total consideration	153,125,000	9,375,000	162,500,000
Holdback shares	(54,182,692)	(3,317,308)	(57,500,000)
Total Common Stock issuance	98,942,308	6,057,692	105,000,000

(1) The Impart Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Impart Transaction is equivalent to the issuance of stock by a private company (Impart) for the net monetary assets of a public shell company (Limelight), accompanied by a recapitalization. Thus, the 98,942,308 shares (net of Holdback Shares) of common stock issued to the shareholders of Impart are retroactively applied. The accounting for the Impart Transaction is identical to that resulting from a reverse acquisition, except that neither goodwill nor other intangible assets will be recorded. Accordingly, these financial statements are the historical financial statements of Impart. Impart was incorporated on June 19, 1984 in the State of Washington.

(2) The Ipoint Transaction resulted in the acquisition of certain fixed assets in exchange for 6,057,692 shares (net of Holdback Shares) and a promissory note totaling $250,000. The note is unsecured, bearing interest at 8% per annum and is payable on the earlier of June 30, 2006 or the closing of a PIPE financing transaction by the Company.

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
(Restated)

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
(Restated)

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
(Restated)

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

2.	ASSET ACQUISITIONS

Ipoint Transaction - As discussed in Note 1, the Company purchased certain fixed assets in exchange for 6,057,692 shares (net of Holdback Shares of 3,317,308) and a promissory note totaling $250,000. The note is unsecured, bearing interest at 8% per annum and is payable on the earlier of June 30, 2006 or the closing of a PIPE financing transaction by the Company. The Company estimated the fair value of the assets at approximately $2,456,000, including approximately $52,500 in computer equipment, $3,500 in office furniture and fixtures, and $2,400,000 in software to be used to manage and distribute the Company’s advertising network. The Company valued the assets at $1,000,000 which is based on the fair value of the promissory note of $250,000 and the fair value of the total shares of 9,375,000 valued at $750,000. Due to the Holdback Shares, the Company allocated the $750,000 value of the shares between the actual stock issued, or $487,500 and an other liability for Ipoint Transaction of $262,500. As the purchase price was lower than the estimated fair value, the Company allocated the $1,000,000 purchase price on a pro rata basis over the assets.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

Media Sidestreet Asset Acquisition - As discussed in Note 1, Impart purchased the assets of Media Sidestreet in exchange for the issuance of notes in the aggregate principal amount of $1,027,965 to the owners of Media Sidestreet (“Media Sidestreet Asset Acquisition”). The notes are unsecured, with interest ranging from 6% to 10% (two notes include variable interest rates), and are payable on the earlier of June 30, 2006 or the closing of a PIPE financing transaction by the Company. Prior to the Impart Transaction, the majority owners of Impart were also the majority owners in Media Sidestreet. The Company estimated the fair value of the assets at approximately $2,020,500, including approximately $249,500 in computer equipment, $21,000 in furniture and fixtures, and $1,750,000 in software to be used to manage and distribute the Company’s advertising network. Due to the common ownership between the entities, the Company recorded the value of the fixed assets at their historical costs as previously recorded on Media Sidestreet. At the time of the acquisition all assets on Media Sidestreet had been fully depreciated. Accordingly, the Company did not record the assets and the related notes payable has been reflected as an increase to accumulated deficit.

3.	ACCOUNTS RECEIVABLE

As of June 30, 2005 accounts receivable consists of trade receivables related to equipment sales and total $546,031, which is net of allowance for doubtful accounts of $35,294.

4.	INVENTORY

Inventory totaling $380,228 consists of finished goods as of June 30, 2005.

5.	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2005:

Computer and other equipment	$371,178
Furniture and fixtures	71,206
Software	977,199
Leasehold equipment	3,661
1,423,244
Less: accumulated depreciation	114,501

Fixed assets, net	$1,308,743

6.	DUE TO RELATED PARTIES

Due to related parties totaling $464,705 as of June 30, 2005 consist of the following:

Loan payable to the Company’s CEO, secured by the Company’s assets bearing interest at 9% per annum, payable in monthly installments of interest only, due on demand	$386,807

Unreimbursed expenses to the CEO, unsecured, bearing no interest and due on demand	42,891

Unreimbursed expenses to various stockholders, unsecured, bearing no interest and due on demand	10,600

Accrued interest on related party loans	24,407

$464,705

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

7.	LINES OF CREDIT

As of June 30, 2005, lines of credit consist of the following:

A bank line of credit for borrowing up to $200,000, secured by the Company’s assets, bearing interest at 11% per annum payable in monthly installments of interest only, matures December 2006	$119,284

An American Express business capital line for borrowing up to $54,000, unsecured, bearing a variable interest rate (28.24% atJune 30, 2005) payable in monthly installments of interest only	17,927

$137,211

8.	CONVERTIBLE LOANS PAYABLE

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

9.	NOTES PAYABLE

As discussed in Note 17, pending in the State Court of Cherokee County, Georgia filed September 9, 2002, D&D Management, Inc. is alleging it entered into a loan agreement with the Company during February 2002 for $54,000 which has not been repaid. The Company is defending on the basis that it issued D&D Management, Inc. 89,000 shares of the Company’s common stock in consideration of repayment and for settlement. D&D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered and is pursuing settlement negotiations. The Company has recognized a liability of $25,000, based on management’s estimate of negotiated terms.

As discussed in Note 1 and 2, On June 30, 2005, concurrently with the Impart Transaction, Impart entered into an Agreement with Ipoint whereby Impart purchased the assets of Ipoint in exchange for the issuance of a promissory note of $250,000 and 9,375,000 shares of the Company’s common stock valued at $750,000. The note is unsecured, bearing interest at 8% per annum and is payable on the earlier of June 30, 2006 or the closing of a PIPE financing transaction by the Company.

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

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

10.	NOTES PAYABLE - RELATED PARTIES

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

11.	CASH EQUIVALENT CREDIT PAID IN COMMON STOCK

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

12.	OTHER LIABILITIES

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

As of June 30, 2005, the individual paid the Company $30,699 of the total $150,000 required under the Purchase Agreement. The Company rescinded all agreements with the individual as the individual did not pay the entire $150,000 as required by the Purchase Agreement and attempted to return the $30,699. The individual refused to accept the funds and filed a suit against the Company. The Company has recorded the $30,699 as an other liability totaling $123,699.

As discussed in Note 17, during August 2005, the Company settled this liability for 1,000,000 shares of common stock.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

Clickplay, Inc. - During February 2002, Clickplay, Inc. filed suit on February 19, 2002 alleging claims against the Limelight for non-payment of deposits related to a consulting services agreement. The Company was unable to secure adequate financial backing to engage Clickplay, Inc. and no services were rendered by Clickplay, Inc. However, Clickplay, Inc. claims that deposits totaling $93,000 remain due. A default judgment was entered in favor of Clickplay, Inc. against the Company. The Company previously alleged execution of the judgment upon the Company had not occurred due to jurisdictional defects stemming from the misidentification of the Company as the defendant. However, the Company’s management has determined that the liability will be paid and accordingly recorded $93,000 as an other liability totaling $123,699. The Company is attempting to negotiate payment terms with Clickplay, Inc.

13.	STOCKHOLDERS’ DEFICIT

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

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

The following table summarizes information about warrants granted during the six months ended June 30, 2005:

Number of Warrants Granted During 2005	Exercise Price Equals, Exceeds or is Less Than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
--	Equals	$--	$--	$--
--	Exceeds	$--	$--	$--
3,990,000	Less Than	$0.04	$0.00-0.05	$0.05

3,990,000		$0.04	$0.15	$0.05

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

14.	EMPLOYEMENT AGREEMENTS

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

15.	LOCK-UP AGREEMENTS

Pursuant to the Impart Transaction, former Shareholders of Impart and David Lott of Limelight entered into a Lock-Up Agreement restricting the transfer, sale, assignment of their Limelight shares of common stock from June 30, 2005 through June 30, 2006 unless certain provisions are met.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

16.	COMMITMENTS AND CONTINGENCIES

Legal - As discussed in Note 9, pending in the State Court of Cherokee County, Georgia filed September 9, 2002, D&D Management, Inc. is alleging it entered into a loan agreement with the Company during February 2002 for $54,000 which has not been repaid. The Company is defending on the basis that it issued D&D Management, Inc. 89,000 shares of the Company’s common stock in consideration of repayment and for settlement. D&D Management, Inc. is responding that the shares were issued for consulting services. The Company denies services were rendered and is pursuing settlement negotiations. The Company has recognized a liability of $25,000, based on management’s estimate of negotiated terms.

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

Future minimum rental payments for the leased facilities as of June 30, 2005, are as follows:

July 31, 2005 through December 31, 2005	$111,852
2005	198,210
2006	180,000
2007	180,000
2008	180,000
2009	180,000
Thereafter	1,620,000

$2,650,062

17.	SUBSEQUENT EVENTS

As discussed in Note 11, during August 2005, the Company settled an other liability totaling $30,699 for 1,000,000 shares of common stock.

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

After June 30, 2005, certain officers and directors holding approximately $1,700,000 aggregate principal amount of promissory notes have agreed in principal to cancel such notes in consideration of the issuance of options to purchase an aggregate of 16,766,820 shares of our common stock having an exercise price of $0.10.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

18.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the Impart Transaction and the filing of the Form 10-QSB on September 1, 2005 which contained these financial statements as previously reported, an audit of Impart’s balance sheet as of December 31, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003 was conducted pursuant to the requirements in accordance with Form 8-K. As a result of that audit, the Company has restated its previously reported balance sheet as of June 30, 2005 and related statements of stockholders’ deficit and cash flows for the six months ended June 30, 2005 due to the errors determined during this audit. This restatement also reflects a correction in the Company’s accounting for the Impart Transaction, the Ipoint Transaction, and the Media Sidestreet Asset Acquisition, which were determined during the process of preparing these restated financial statements.

The following schedule reconciles the balance sheet, as previously reported, to the corresponding amounts on a restated basis, after giving effect to the corrections:

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

ASSETS
	June 30, 2005 as previously reported	Restatement		June 30, 2005 Restated
Current assets
Cash	$--	$--		$--
Accounts receivable, net	546,031	--		546,031
Inventory	526,228	(146,000)	a.	380,228
Prepaid expenses and other current assets	10,302	--		10,302
Total current assets	1,082,561	(146,000)		936,561

Fixed assets, net	2,336,708	(1,027,965)	b.	1,308,743

Other assets	18,433	--		18,433
Total assets	$3,437,702	$(1,173,965)		$2,263,737

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdrafts	$95,531	$--		$95,531
Accounts payable	772,231	--		772,231
Accrued liabilities	13,914	--		13,914
Customer deposits	247,460	--		247,460
Due to related parties	464,705	--		464,705
Lines of credit	137,211	--		137,211
Convertible loan payable	10,000	--		10,000
Notes-payable - current portion	375,327	--		375,327
Notes payable - related parties	1,063,965	--		1,063,965
Other liability for Ipoint Transaction	--	262,500	c.	262,500
Other liabilities	30,699	93,000	d.	123,699
Total current liabilities	3,211,043	355,500		3,566,543

Note payable - long-term portion	493,204	--		493,204
Total liabilities	3,704,247	355,500		4,059,747

Stockholder’s deficit
Common stock - $.001 par value, 250,000,000 shares authorized, 246,628,494 shares issued and 243,829,665 shares outstanding	246,628	(2,798)	e.	243,830
Additional paid-in capital	202,452	(71,856)	f.	130,596
Cash equivalent credit paid in common stock	(125,000)	--		(125,000)
Receivable related to issuance of common stock	--	(12,500)	g.	(12,500)
Accumulated deficit	(590,625)	(1,442,311)	h.	(2,032,936)
Total stockholders’ deficit	(266,545)	(1,529,465)		(1,796,010)
Total liabilities and stockholders’ deficit	$3,437,702	$(1,173,965)		$2,263,737

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

a.
Represents an error discovered during the audit of Impart, Inc. as of December 31, 2004 performed subsequent to the Impart Transaction and subsequent to the filing of the Form 10-QSB containing the previously reported balance sheet. The error resulted in a reduction of inventory totaling $146,000 as well as an increase to the beginning balance accumulated deficit for the same amount.

b.
As discussed in Notes 1 and 2, the Company purchased the assets of Media Sidestreet in exchange for the issuance of notes in the aggregate principal amount of $1,027,965 to the owners of Media Sidestreet. The Company previously recorded the assets at their fair value. However, generally accepted accounting principles in the United States require that assets transferred or acquired from entities under common control be recorded at their historical cost. At the time of the acquisition, Media Sidestreet had fully depreciated assets which primarily consisted of software and related computer equipment. Accordingly, the restatement resulted in a reduction of the assets by $1,207,965 to their historical cost of $0.00. The Company also recorded the acquisition as a distribution to the Impart owners equal to the balance of the notes, which increased the accumulated deficit by $1,207,965.

c.
As discussed in Notes 1 and 2, the Company purchased the assets of Ipoint. The consideration for the Ipoint Transaction resulted in the issuance of 6,057,692 shares of the Company’s common stock and a promissory note of $250,000. As Limelight Media Group, Inc. did not have a sufficient number of duly authorized shares on the date of the acquisition, 3,317,308 shares were held back and were to be issued subsequent to certain conditions as described in Note 1. The Company valued the total 9,375,000 shares at $750,000 which was recorded as common stock and paid in capital for that value. However, the Company determined that due to the additional shares to be issued for this transaction, the portion related to the holdback shares should be allocated as a liability. Accordingly, the Company recorded an other liability for Ipoint transaction totaling $262,500. The transaction resulted in decrease to additional paid-in capital by the same amount.

d.
Represents managements’ decision to recognize a liability related to Clickplay as discussed in Note 12 above. The Company previously reported that the judgment upon the Company for $93,000 did not occur due to jurisdictional defects stemming from the misidentification of the Company as the defendant and management felt it could defend against the suit. However, the Company determined that the liability should in fact be recognized. Accordingly, the adjustment increased other liabilities by $93,000 and decreased additional paid-in capital by the same amount (as the liability related to Limelight Media Group, Inc. prior to the Impart Transaction).

e.
The Company failed to recognize that certain shares of Limelight were held in escrow by an entity and accordingly were issued but not outstanding. The adjustment resulted in a reclassification from common stock to additional paid-in capital totaling $2,798.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

f.	The following schedule reconciles the adjustments to additional paid-in capital:

Decrease as discussed in c. above	$(262,500)
Decrease as discussed in d. above	(93,000)
Increase as discussed in e. above	2,798
During the audit of Impart, Inc. as discussed in a. above, the Company also discovered accrued compensation totaling $268,346. Additionally, Impart had issued 2,683,460 shares of its common stock during 2005 but prior to the Impart Transaction in satisfaction of the accrued compensation. Accordingly the restated financial statements reflect an increase to additional paid-in capital by the stock issuance as well as an increase to the beginning accumulated deficit balance.	268,346
Subsequent to filing the Form 10-QSB which contained the previously reported balance sheet, the Company discovered an error whereby Limelight Media Group, Inc. had issued stock for cash totaling $12,500 which had not been received as of June 30, 2005. The error resulted in a reclassification from additional paid-capital to a receivable related to issuance of common stock totaling $12,500.	12,500
Net adjustments	$(71,856)

g.	See f. above for discussion on reclassification of $12,500 from additional paid-in capital to receivable related to issuance of common stock.

h.	The following schedule reconciles the adjustments to accumulated deficit:

Reduction in inventory recorded in 2004 as discussed in a. above	$(146,000)
Distribution to Impart owners as discussed in b. above	(1,027,965)
Accrued compensation recorded in 2004 as discussed in f. above	(268,346)
Net adjustments	$(1,442,311)

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Restated)

The following schedule reflects the changes in the statement of cash flows for the six months ended June 30, 2005; specifically to cash flows from investing activities, cash flows from financing activities, and to the schedule of non-cash operating, investing and financing activities:

	For the Six Months Ended June 30, 2005 as previously reported	Restatement		For the Six Months Ended June 30, 2005 (Restated)
Cash flows from investing activities
Cash acquired in reverse merger	$1,968	$--		$1,968
Purchase of fixed assets	(1,468,401)	1,277,965	i.	(190,436)
Net cash used by investing activities	$(1,466,433)	1,277,965		(188,468)

Cash flows from financing activities
Net change in bank overdraft	$95,531	$--		$95,531
Change in due to related parties	(10,250)	--		(10,250)
Net change in line of credit	11,494	--		11,494
Proceeds from notes payable	320,000	(250,000)	i.	70,000
Proceeds from notes payable - related parties	1,063,965	(1,027,965)	i.	36,000
Principal payments on notes payable	(16,102)	--		(16,102)
	$1,464,638	(1,277,965)		$(188,468)

Schedule of non-cash operating, investing and financing activities
Issuance of common stock for accrued compensation	$--	$268,346	j.	$268,346
Issuance of common stock for acquisition of Impart, Inc.
Limelight Media Group, Inc. net assets
Inventory	$1,240	$--		$1,240
Fixed assets	88,961	--		88,961
Other assets	13,700	--		13,700
Accounts payable	(359,770)	--		(359,770)
Accrued liabilities	(750)	--		(750)
Due to related parties	(464,705)	--		(464,705)
Notes payable	(25,000)	--		(25,000)
Convertible loan payable	(10,000)	--		(10,000)
Other liabilities	(30,699)	(93,000)	k.	(123,699)
Cash equivalent credit paid in common stock	125,000	--		125,000
Receivable related to issuance of common stock	--	12,500	l.	12,500
Total non-cash consideration	$(662,023)			$(742,523)

Non-cash consideration for fixed assets purchased in Ipoint Transaction
Assumption of note payable	$--	$250,000	i.	$250,000
Assumption of other liability	--	262,500	m.	262,500
Issuance of common stock	732,899	(245,399)	m.	487,500
Total non-cash consideration	$732,899	$267,101		$1,000,000

Note payable - related parties assumed for acquisitions of assets from Media Sidestreet Support Corporation	$--	$1,027,965	i.	$1,027,965

i.
Represents 1) an adjustment of $1,027,965 as discussed in b. above, with a decrease to cash used in the purchase of fixed assets and a reclassification of proceeds from notes payable - related parties for the same amount to the schedule of non-cash operating, investing and financing activities and 2) a reclassification of $250,000 from the purchase of fixed assets and proceeds from notes payable to the schedule of non-cash operating, investing, and financing activities.

j.	Represents the non-cash issuance of common stock in satisfaction of accrued compensation, as discussed in f. above.

k.	Represents the addition of a liability to Clickplay, Inc. as discussed in d. above.

l.	Represents stock issued by Limelight Media Group, Inc. prior to the Impart Transaction as discussed in f. above.

m.
Represents the reclassification of additional paid-in capital to reflect an other liability for Ipoint Transaction related to the holdback shares as discussed in c. above. Additionally, the Company discovered an error of $17,101 as the original issuance in this section should have reflected the total $750,000 value as reflected in the statement of stockholders’ deficit.

The adjustments discussed above primarily related to the Company’s continued analysis of the Impart Transaction, the Ipoint Transaction and the Media Sidestreet Asset Acquisition. This analysis also included an audit of the financial statements of Impart, Inc. as of December 31, 2004 and for the years ended December 31, 2004 and 2003, as included in the Form 8-K/A as filed on September 23, 2005.

The adjustments resulting from the audit reduced inventory by $146,000 and recorded accrued compensation totaling $263,346 on the balance sheet of Impart, Inc as of December 31, 2004. The audited balance sheet as of December 31, 2004 included in the Form 8-K/A reflected the accumulated deficit balance at $844,179 and included the gross effects of these two adjustments. The previously reported balance sheet as of June 30, 2005 did not include these two adjustments which have been included in these restated financial statements.

All other adjustments were determined during the process of preparing these restated financials.

ITEM 6.	EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2005		LIMELIGHT MEDIA GROUP, INC.

	By:	/s/ David V. Lott
David V. Lott
Chief Executive Officer
(principal executive officer)

	By:	/s/ Joseph Martinez
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