Form 10QSB
period 2005-09-30
LIMELIGHT MEDIA GROUP INC
filed 2005-11-23
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of November 21, 2005, 246,628,494 shares of the issuer's common stock, $.001 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIMELIGHT MEDIA GROUP, INC.
BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$--
Accounts receivable, net	686,238
Inventory	342,880
Prepaid expenses and other current assets	7,802
Total current assets	1,036,920

Fixed assets, net	1,204,522

Deferred loss on sale-leaseback transaction	28,000
Other assets	14,382

Total assets	$2,283,824

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdrafts	$19,449
Accounts payable	905,017
Accrued liabilities	19,802
Customer deposits	189,445
Accrued compensation	244,500
Due to related parties	602,429
Lines of credit	229,370
Convertible loan payable	10,000
Notes payable - current portion	373,775
Notes payable - related parties	1,083,965
Capital lease obligation - current portion	7,674
Other liability for Ipoint Transaction	262,500
Other liabilities	212,613
Total current liabilities	4,160,539

Note payable - long-term portion	485,688
Capital lease obligation - long-term portion	54,326

Total liabilities	4,700,553

Commitments and contingencies	--

Stockholders' deficit
Common stock - $.001 par value, 250,000,000 shares authorized, 248,378,494 shares issued and 246,749,665 shares outstanding	246,750
Additional paid-in capital	315,926
Cash equivalent credit paid in common stock	(125,000)
Accumulated deficit	(2,854,405)
Total stockholders' deficit	(2,416,729)

Total liabilities and stockholders' deficit	$2,283,824

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
Equipment sales	$1,268,839	$1,879,168	$3,152,876	$3,428,662
Management fees	117,216	--	117,216	--
Consulting and design services	36,726	41,525	60,017	55,300

Total revenues	1,422,781	1,920,693	3,330,109	3,483,962

Cost of revenues	984,457	1,318,643	2,296,031	2,520,179

Gross profit	438,324	602,050	1,034,078	963,783

General and administrative expenses
Professional and consulting	313,883	31,010	373,139	84,627
Selling and marketing	21,072	37,907	89,214	112,156
Depreciation	103,722	3,952	116,735	9,880
Wages and salaries	306,475	170,126	740,981	527,070
Rent expense	53,899	15,744	161,113	123,483
Other general and administrative expenses	354,903	315,434	431,977	384,246

Total general and administrative expenses	1,153,954	574,173	1,913,159	1,241,462

Income (loss) from operations	(715,630)	27,877	(879,081)	(277,679)

Other income (expense)
Other income	6,511	(24,214)	30,377	5,608
Interest expense	(112,348)	(19,012)	(133,557)	(42,467)

Income (loss) before provision for income taxes	(821,467)	(15,349)	(982,261)	(314,538)

Income tax provisions	--	--	--	--

Net income (loss)	$(821,467)	$(15,349)	$(982,261)	$(314,538)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted weighted average common shares outstanding	246,749,665	78,768,542	148,153,197	78,768,542

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

				Cash	Receivable
				Equivalent	Related to
	Common stock		Additional	Credit Paid	Issuance		Total
	Number		Paid-in	in Common	of Common	Accumulated	Stockholders'
	of Shares	Amount	capital	Stock	Stock	Deficit	Deficit
Balance, December 31, 2004	78,768,542	$78,768	$280,367	$--	$--	$(844,179)	$(485,044)

Issuance of common stock for accrued compensation	20,173,766	20,174	248,172	--	--	--	268,346

Issuance of common stock for Ipoint Transaction	6,057,692	6,058	481,442	--	--	--	487,500

Issuance of common stock for acquisition of Impart, Inc.	138,829,665	138,830	(886,885)	(125,000)	(5,000)	--	(878,055)

Note payable - related parties assumed for acquisition of
assets from Media SideStreet Support Corporation	--	--	--	--	--	(1,027,965)	(1,027,965)

Issuance of common stock for services	2,825,000	2,825	187,225	--	--	--	190,050

Issuance of common stock in satisfaction of due to related parties	95,000	95	5,605	--	--	--	5,700

Proceeds from receivable related to issuance of common stock	--	--	--	--	5,000	--	5,000

Net loss	--	--	--	--		(982,261)	(982,261)

Balance, September 30, 2005	246,749,665	$246,750	$315,926	$(125,000)	$--	$(2,854,405)	$(2,416,729)

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(982,261)	$(314,538)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	190,050
Depreciation	116,735	9,880
Changes in operating assets and liabilities net of acquired assets and liabilities due to reverse merger:
Accounts receivable	281,733	708
Inventory	11,716	(29,596)
Prepaid expenses and other current assets	2,600	2,714
Other assets	4,051	--
Accounts payable	(230,024)	(59,063)
Accrued liabilities	(34,447)	(358,063)
Customer deposits	61,819	21,543
Accrued compensation	244,500	268,346
Other liabilities	88,914	--
Net cash used by operating activities	(244,614)	(458,069)

Cash flows from investing activities:
Cash acquired in reverse merger	1,968	--
Purchase of fixed assets	(217,937)	(3,196)
Net cash used by investing activities	(215,969)	(3,196)

Cash flows from financing activities:
Proceeds from sales-leaseback transaction	62,000	--
Net change in bank overdraft	19,449	(71,808)
Change in due to related parties	133,174	10,250
Net change in line of credit	103,653	160,598
Proceeds from notes payable	70,000	400,000
Proceeds from notes payable - related parties	56,000	--
Principal payments on notes payable	(25,170)	(6,076)
Proceeds from receivable related to issuance of common stock	5,000	--
Net cash provided by financing activities	424,106	492,964

Net change in cash	(36,477)	31,699

Cash, beginning of period	36,477	--

Cash, end of period	$--	$31,699

Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$40,323	$42,467

See Accompanying Notes to Financial Statements

LIMELIGHT MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
Schedule of non-cash operating, investing and financing activities:
Issuance of common stock for accrued compensation	$268,346	$--

Issuance of common stock in satisfaction of due to related parties	$5,700	$--

Issuance of common stock for acquisition of Impart, Inc.
Limelight Media Group, Inc. net assets
Inventory	$1,240	$--
Fixed assets	88,961	--
Other assets	13,700	--
Cash equivalent credit paid in common stock	125,000	--
Accounts payable	(359,770)	--
Accrued liabilities	(750)	--
Due to related parties	(464,705)	--
Notes payable	(25,000)	--
Convertible loan payable	(10,000)	--
Other liabilities	(123,699)	--
Receivable related to issuance of common stock	5,000
Total non-cash consideration related to Limelight	$(750,023)	$--

Non-cash consideration for fixed assets purchased in
the iPoint Transaction
Assumption of note payable	$250,000	$--
Assumption of other liability	262,500	--
Issuance of common stock	487,500	--
Total non-cash consideration related to Ipoint	$1,000,000	$--

Note payable - related parties assumed for acquisition of assets from Media Sidestreet Support Corporation	$1,027,965	$--

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

Limelight has developed a system to digitally distribute advertisements, marketing messages and entertainment video content via broadband connection for viewing in public locations, such as financial institutions, government buildings and mass transit locations, and in retail locations, such as grocery stores. The content management system facilitates digital video content to be transmitted in digital files, replacing the soon-to-be antiquated utilization of photographic slides, VCR tape and DVDs. Limelight has two types of clients, the “location partner,” and the advertiser who wishes to reach the patrons that visit the location partners’ venues. A location partner can be a government agency, financial institution, theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility. Revenue may be derived from advertising sales, sponsorships, subscription agreements, equipment sales, maintenance and installation fees and content development fees. For the nine months ended September 30, 2005 and 2004, the Company’s primary source of revenue was derived from equipment sales.

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

History - Multinet International Corporation, Inc. was incorporated on May 17, 1996 in the State of Nevada. On September 26, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of Limelight Media Group, Inc., a Nevada corporation, in exchange for 18,000,000 shares of Multinet’s common stock (“Limelight Transaction”). Prior to the Limelight Transaction, Multinet was a non-operating public company with no operations or assets and with 2,431,000 shares of common stock issued and outstanding; and Limelight Media Group, Inc. was a privately-held company with assets being used for the development of its video-streaming technology.

Prior to the Limelight Transaction, Multinet International Corporation, Inc. operated a convenience store through Nikky D Corporation, a wholly-owned subsidiary. In September 2001, the Company divested itself of Nikky D Corporation. Multinet International Corporation, Inc. has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement No. 29. As a result of this divestiture, the Multinet became a non-operational public company.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

On June 30, 2005, the Company formed a wholly owned subsidiary, Limelight Merger II Corp., a Washington corporation.

On June 30, 2005, through its wholly-owned subsidiary, Limelight Merger II Corp., Limelight Media Group, Inc. consummated an agreement to acquire all of the outstanding capital stock of Impart, Inc. (“Impart”), a Washington corporation (“Impart Transaction”). Also, on June 30, 2005, concurrently with the Impart Transaction, Impart entered into an Agreement with Ipoint Networks, LLC, a Washington limited liability company (“Ipoint”), whereby Impart purchased the assets of Ipoint (“Ipoint Transaction”). The total consideration for these transactions was 162,500,000 shares (“Merger Consideration”) of Limelight’s common stock and a promissory note in the principal amount of $250,000.

As Limelight Media Group, Inc. did not have a sufficient number of duly authorized shares on the date of the acquisition, the parties agreed to holdback 57,500,000 shares (“Holdback Shares”) of the 162,500,000 shares to be issued to the former owners of Impart and Ipoint not later than ten days following the later of (i) the effective date of a merger by Limelight with and into a Delaware corporation to be formed by the Limelight or (ii) Limelight’s receipt of audited financial statements of Impart. Prior to the Impart Transaction, Limelight was a public company with nominal operations that had $105,868 in assets (including cash totaling $1,968); liabilities totaling $890,924, a cash equivalent credit valued at $125,000 previously purchased through the issuance of common stock, a receivable related to the issuance of common stock totaling $12,500 and 141,628,494 shares of common stock issued and 138,829,665 shares outstanding. Impart was a privately-held company that sells dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. The following table reflects the stock issued in relation to the Impart Transaction and Ipoint Transaction:

	Impart	Ipoint
	Transaction (1)	Transaction (2)	Total
Total consideration	153,125,000	9,375,000	162,500,000
Holdback shares	(54,182,692)	(3,317,308)	(57,500,000)
Total Common Stock issuance	98,942,308	6,057,692	105,000,000

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $982,000 and $315,000 for the nine months ended September 30, 2005 and 2004, respectively. The Company's current liabilities exceed its current assets by approximately $3,124,000 as of September 30, 2005. The Company’s net cash used from operating activities approximated $244,614 during the nine months ended September 30, 2005.

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

As of September 30, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive loss - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Segment information - The Company discloses segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the Management approach to determine reportable segments. The Company operates under one segment as of September 30, 2005.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses were $28,249 for the nine months ended September 30, 2005.

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

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The Company granted warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock to two directors of Limelight for services rendered prior to the Impart Transaction. As these financial statements are the historical financial statements of Impart, Inc., no valuation has been included. The Company granted no other warrants or options to employees for compensation for the nine months ended September 30, 2005 and 2004.

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

As of September 30, 2005 accounts receivable consists of trade receivables related to equipment sales and total $686,238, which is net of allowance for doubtful accounts of $35,988.

4.	INVENTORY

Inventory totaling $342,880 consists of finished goods as of September 30, 2005.

5.	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2005:

Computer and other equipment	$628,231
Furniture and fixtures	71,206
Software	977,199
Leasehold equipment	5,613
1,682,249
Less: accumulated depreciation	477,727

Fixed assets, net	$1,204,522

6.	DUE TO RELATED PARTIES

Due to related parties totaling $602,429 as of September 30, 2005 consist of the following:

Loan payable to the Company’s CEO, secured by the Company’s assets bearing interest at 9% per annum, payable in monthly installments of interest only, due on demand	$397,282

Unreimbursed expenses to the CEO, unsecured, bearing no interest and due on demand	117,925

Unreimbursed expenses to various stockholders, unsecured, bearing no interest and due on demand	11,177

Accrued interest on related party loans	76,045

$602,429

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

7.	LINES OF CREDIT

As of September 30, 2005, lines of credit consist of the following:

A bank line of credit for borrowing up to $200,000, secured by the Company’s assets, bearing interest at 11% per annum payable in monthly installments of interest only, matures December 2006	$198,796

A Wells Fargo business line for borrowing up to$55,000, unsecured, bearing interest rate of 12.5%, payable in monthly installments of interest only	30,574

$229,370

8.	CONVERTIBLE LOANS PAYABLE

In August 2003, the Company borrowed $10,000, unsecured and bearing interest at 12% from an individual that matured during August 2004. As of September 30, 2005, the balance of $10,000 is in default and recorded as a current liability. The individual is entitled to convert all or a portion of the principal balance into shares of the Company’s common stock at a conversion price of $0.20 per share. Further, the individual has the option of receiving payment of accrued interest in cash or 50,000 shares of the Company’s common stock.

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

During November 2004, the Company entered into a promissory note with a lending institution. The note is secured by the Company’s assets and bears interest at 8.5% per annum. The note requires 24 monthly principal and interest payments of $6,000 beginning December 2004, with a final payment of $484,249 to be made in December 2006. As of September 30, 2005, the current portion on the note from October 1, 2005 through September 30, 2006 totals $28,775 and the long-term portion totals $485,688.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

During April 2005, Limelight issued promissory notes to two Impart stockholders (prior to the Impart Transaction) whereby the Impart stockholders loaned Limelight $36,000 and $20,000 to pay for equipment purchased by Limelight from Impart. The notes are unsecured, bearing interest at 20% and 8.5% per annum, respectively, and are payable on maturity during April 2006. The two stockholders became officers of the Company concurrently with the Impart Transaction. As of September 30, 2005, the remaining balance of the two notes remain at $56,000.

11.	CASH EQUIVALENT CREDIT PAID IN COMMON STOCK

Effective December 10, 2004, the Limelight completed the sale of 5,000,000 shares of its common stock, which had a fair market value at that time of approximately $125,000, to American Marketing Complex, Inc. (“AMC”). Payment for this purchase by AMC was in the form of cash equivalent credits (“Credits”) with a face value of $1,500,000, which the Company can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the credits. The credits were valued at the fair market value of the shares issued by the Company at $125,000 and classified as cash equivalent credits paid in common stock, which is a separate component of stockholders' deficiency in the accompanying balance sheet as of September 30, 2005. The cash equivalent credits paid in common stock will be offset as the trade credits are used.

12.	OTHER LIABILITIES

As of June 30, 2005, the individual paid the Company $30,699 of the total $150,000 required under the Purchase Agreement. The Company rescinded all agreements with the individual as the individual did not pay the entire $150,000 as required by the Purchase Agreement and attempted to return the $30,699. The individual refused to accept the funds and filed a suit against the Company. The Company has recorded the $30,699 as an other liability.

During August 2005, the Company agreed to settle this liability for 1,000,000 shares of common stock. As of September 30, 2005 the Company had not issued this stock.

Clickplay, Inc. - During February 2002, Clickplay, Inc. filed suit on February 19, 2002 alleging claims against the Limelight for non-payment related to a consulting services agreement. A default judgment was entered in favor of Clickplay, Inc. against the Company. The Company’s management has determined that the liability will be paid and accordingly recorded $123,219 (including accrued interest of $30,219). The Company is attempting to negotiate payment terms with Clickplay, Inc.

Lease Agreement - During July 2005 the Company entered into a lease agreement for the lease of certain equipment to be installed and used for advertising in certain store locations owned by a retail entity. The Company received $60,000 and is required to pay 48 monthly principal and interest payments totaling $2,199. Subsequent to that agreement negotiations with the retail entity fell through whereby the Company did not have the locations to install the equipment. Accordingly, the Company did not purchase the equipment with the funds but continues to make the payments as required by the lease. The principal balance as of September 30, 2005 totaled $58,695 and was recorded as an other liability. The Company is currently attempting to negotiate substitution of collateral for the liability.

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

13.	EMPLOYMENT AGREEMENTS

Pursuant to the Impart Transaction, the Company entered into the following Employment Agreements on September 30, 2005:

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

LIMELIGHT MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

15.	COMMITMENTS AND CONTINGENCIES

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

Future minimum rental payments for the leased facilities as of September 30, 2005, are as follows:

October 1, 2005 through December 31, 2005	$55,926
2005	198,210
2006	180,000
2007	180,000
2008	180,000
2009	180,000
Thereafter	1,620,000

$2,594,136

16.	SUBSEQUENT EVENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Report. As a result of our acquisition of all of the outstanding capital stock of Impart, Inc., a Washington corporation (“Impart”), on June 30, 2005, as we previously reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 7, 2005, upon which Impart was considered to be the acquirer for financial reporting purposes, our historical financial statements for any period prior to June 30, 2005 are those of Impart.

Recent Developments

As previously reported on our Current Report on Form 8-K filed with the Commission on October 28, 2005, we purchased the from Marlin Capital Partners II, LLC (doing business as InTransit Media) (“MCP”) an exclusive option to purchase the assets of MCP used in its digital advertising services business.

As previously reported on our Current Report on Form 8-K filed with the Commission on November 4, 2005, we issued to certain stockholders promissory notes in the aggregate total amount of $4.6 million on November 4, 2005, in lieu of the issuance of additional shares of our common stock required to be issued under the Agreement and Plan of Merger, dated as of June 30, 2005 by and among Impart, our company and Limelight Merger II Corp., a Washington corporation. All payments of principal and interest under such promissory notes are due on or before November 4, 2007.

Results of Operations - Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Revenue.  For the three months ended September 30, 2005, we had revenues of $1,422,781 as compared to $1,920,693 for the three months ended September 30, 2004, representing a decrease of $497,912, or 25.9%. Our revenues are derived primarily from a combination of (i) the recurring fees we receive for managing our customers’ digital signage networks that we sell and/or operate, (ii) the sale price of hardware components and software products used in our proprietary digital signage network and (iii) the fees we received in connection with the delivery of consulting, maintenance and other digital signage services to our customers.  The decrease in our revenues for the three months ended September 30, 2005 as compared to the comparable period in 2004 was primarily due to a shift in our long-term business strategy and, to a lesser extent, our inability to service and invoice a significant customer located in Louisiana, Texas and other southern locations due to the effects of hurricanes Katrina and Rita during the quarter. Historically, one component of our Impart business has been the sale and distribution of brackets and fixtures to support the deployment of plasma screens and LCD screens. Recently, however, we have reduced our emphasis on being a distributor of these products and have shifted our primary focus to a more full service digital media offering. Our revenue models now include, in addition to integration and equipment sales, subscription and management services, revenues from third party advertising and marketing and content management with development services. We believe this vertical and horizontal integration will equate to a one-stop operation where clients do not need to secure services from another vendor. We believe that these offerings will position our company as a full service digital media solution.
Cost of Revenue. For the three months ended September 30, 2005, the cost of sales was $984,457 as compared to $1,318,643 for the three months ended September 30, 2004, representing a decrease of $334,186, or 25.3%.  The decrease was primarily the result of the decrease in the revenues outlined above. With such a decrease in revenue, the cost of revenue similarly decreased. We have also experienced a reduction in the cost of plasma screens, LCD screens and other network digital components that we sell to our customers under our “turn-key” (or “full integration”) model. In this model, we purchase standard, off-the-shelf hardware components that we integrate and custom configure before deployment to our customers and we earn a profit on the difference between the sale price and our cost, in addition to the fees we receive for integrating, installing and operating the customer’s digital signage network.

General and Administrative Expenses. For the three months ended September 30, 2005, we incurred general and administrative expenses of $1,153,954 as compared to $574,173 for three months ended September 30, 2004, an increase of $579,781, or 101%. This increase was primarily attributable to an increase of $282,873, or 912.2%, in the amount of professional and consulting fees we paid for services, to $313,883 for the three months ended September 30, 2005 from $31,010 for the three months ended September 30, 2004. Such dramatically increased professional and consulting fees resulted primarily from legal and accounting expenses incurred in connection with our acquisition of Impart and related filings with the Commission pursuant to the Securities and Exchange Act of 1934. In addition, we incurred depreciation expense of $103,722 for the three months ended September 30, 2005 as compared to $3,952 for the three months ended September 30, 2004, an increase of $99,770, or 2,924.5%. Such increase in depreciation expense was attributed to additional hardware components and other equipment we have purchased for use in our digital signage network. We also incurred a substantial increase in wages and salaries paid, resulting in an overall increase of $136,349, or 80.1%, to $306,475 for the three months ended September 30, 2005 from $170,126 for the three months ended September 30, 2004. Wage and salary expenses increased primarily due to additional graphics and programming personnel supporting the certain product lines who are now employed by our company as a result of the acquisition of iPoint Technologies, Inc. (“iPoint”).

Interest Expense. Interest expense was $112,348 for the three months ended September 30, 2005, as compared to $19,012 for the three months ended September 30, 2004, resulting in an increase of $93,336, or 490.9%. This increase was primarily due to interest accrued on promissory notes issued in connection with the acquisitions of iPoint and Media Side Street Corporation (“Media Side Street”).

Net Income (Loss). For the reasons described above, we had a net loss of $821,467 for the three months ended September 30, 2005 as compared to a net loss of $15,349 for the three months ended September 30, 2004.

Results of Operations - Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Revenue.  For the nine months ended September 30, 2005, we had revenues of $3,330,109 as compared to $3,483,962 for the nine months ended September 30, 2004, representing a decrease of $153,853 or 4.4%. This decrease was primarily due to the reasons set forth above.

Cost of Revenue. For the nine months ended September 30, 2005, the cost of sales was $2,296,031 as compared to $2,520,179 for the nine months ended September 30, 2004, representing a decrease of $224,148, or 8.9%. This decrease was primarily due to the reasons set forth above.

General and Administrative Expenses. For the nine months ended September 30, 2005, we incurred general and administrative expenses of $1,913,159 as compared to $1,241,462 for nine months ended September 30, 2004, an increase of $671,697, or 54.1%. This increase was primarily attributable to (i) an increase of $288,512, or 340.9%, in the amount of professional and consulting fees we paid for services rendered, to $373,139 for the nine months ended September 30, 2005 from $84,627 for the nine months ended September 30, 2004; (ii) an increase of $106,855, or 1,081.5%, in depreciation expense, to $116,735 for the nine months ended September 30, 2005 from $9,880 for the nine months ended September 30, 2004; and (iii) an increase of $213,911, or 40.6%, in the amount of wages and salaries we paid, to $740,981 for the nine months ended September 30, 2005 from $527,070 for the nine months ended September 30, 2004. These increases were primarily due to the reasons set forth above.

Interest Expense. Interest expense was $133,557 for the nine months ended September 30, 2005, as compared to $42,467 for the nine months ended September 30, 2004, resulting in an increase of $91,090, or 214.5%. This increase was primarily due to the reasons set forth above.

Net Income (Loss). For the reasons described above, we incurred a net loss of $982,261 for the nine months ended September 30, 2005 as compared to a net loss of $314,538 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

      At September 30, 2005, we had a cash balance of $0. Since 2002, our principal sources of liquidity have been the revenue from operations, the issuance of debt and equity securities, primarily to related parties, and borrowings from lending institutions. Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to continue our operations at current levels. We believe that anticipated cash flows from recent and near-term scheduled deployments of our digital signage network will allow us to “break-even” during the first quarter of 2006. As a result, we intend to seek additional capital through the sale of shares of our common stock to institutional investors or other ‘accredited investors’ in private placements in order to obtain sufficient working capital to sustain operations until such time as we are cash flow positive and to allow us to pay off our existing credit facility. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

We are currently in preliminary discussions with an institutional investor to obtain debt or equity financing in the amount of $3 million to $5 million. We anticipate that the closing of such financing will be contingent upon, among other conditions, the recapitalization of our company through a reverse stock split, a decrease in our number of authorized but unissued shares of common stock and the creation of a class of “blank check” preferred stock. In September 2005, our board of directors and the holders of more than 50% of our outstanding shares of common stock approved a proposal to (i) change our corporate name to “Impart Media Group, Inc.”; (ii) effect a reverse stock split, pursuant to which every twenty (20) shares of our outstanding common stock would be exchanged for one new share of common stock; (iii) decrease the number of authorized shares of our common stock; and (iv) authorize 25,000,000 shares of “blank check” preferred stock.

We intend to effect such a recapitalization in December 2005. There can be no assurance that we will be able to consummate the proposed financing transaction, or that any such transaction will be consummated on terms favorable to us.

Even if we successfully obtain such financing, we will still require additional capital to execute our growth strategy of expanding our digital signage network and acquiring other digital signage companies that we believe are financially accretive with our company, of which there can be no assurance.

At September 30, 2005, we had liquid assets of $1,036,920, consisting of accounts receivable derived from operations in the amount of $694,040 and inventory in the amount of $342,880. Long-term assets of $1,204,522 consisted primarily of computer servers, software and video display equipment used in operations.

Our working capital deficit was $3,123,619 as of September 30, 2005 for the reasons described above.

During the nine months ended September 30, 2005, we used net cash of $244,614 in operating activities.

During the nine months ended September 30, 2005, we used net cash of $215,969 in investing activities, primarily for the purchase of digital signage hardware inventory and for the purchase of proprietary software from iPoint and Media Side Street.

Financing activities, consisting primarily of borrowings under a line of credit and loans by certain of our officers and directors, provided net cash of $424,106 during the nine months ended September 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the fiscal quarter ended September 30, 2005, we entered into negotiations with Clickplay, Inc. to reach an agreement regarding satisfaction of amounts payable as a result of a default judgment entered against us in February, 2002. The amount of such default judgment was $123,219 (including accrued interest of $30,219).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the quarter ended September 30, 2005, we issued an aggregate of 2,800,000 shares of our common stock to two consulting firms for services rendered, which services were valued at $188,000 in the aggregate. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were ‘accredited investors’ as defined in Regulation D under the Securities Act of 1933, as amended.

In the quarter ended September 30, 2005, we issued an aggregate of 25,000 shares of our common stock to two investors in a private placement for an aggregate purchase price of $2,050, or $.082 per share. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering and such persons were ‘accredited investors’ as defined in Regulation D under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 2005		LIMELIGHT MEDIA GROUP, INC.

	By:	/s/David V. Lott
David V. Lott
Chief Executive Officer
(principal executive officer)

	By:	/s/Joseph Martinez
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