Form 10KSB
period 2005-12-31
IMPART MEDIA GROUP INC
filed 2006-04-17
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 0-09358

IMPART MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0441338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1300 North Northlake Way Seattle, WA	98103
Address of principal executive offices)	(Zip Code)

(206) 633-1852

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Not Applicable

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Revenues for the fiscal year ended December 31, 2005 were $4,944,549.

The aggregate market value of shares of our common stock held by non-affiliates as of March 31, 2006 was $27,215,274.48 based upon the average bid and asked prices of our common stock on the OTC Bulletin Board on March 31, 2006. Shares of common stock held by each executive officer or director and by each person who beneficially owns more than 5% of our outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes   ☐   No   ☒

As of March 31, 2006, 20,004,158 shares of our common stock and 2,903,229 shares of our Series A preferred stock, $.001 par value per share, which shares of Series A preferred stock were, at March 31, 2006, convertible into an aggregate of 2,903,229 shares of our common stock, were outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol “IMMG.”

Transitional Small Business Disclosure Format (Check one): Yes   ☐   No   ☒

When used in this Report, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We provide interactive digital signage and media solutions to a variety of out-of-home advertising and information venues. We provide these solutions by designing, integrating, selling, installing and managing customized digital signage networks for our clients. We also sell time slots on these networks for the display of advertising and other media content (such as promotional messages, news, scheduling information and customer service messages and informational segments) for delivery to the networked digital elements (such as flat-panel plasma or LCD video displays) that we manage and to non-networked, stand-alone displays, cell phones and personal digital assistant (PDAs). Users of our products and services primarily consist of venue providers (such as banks, airports and retail malls and stores) that want to enjoy the benefits of having a digital signage network installed within their venues and advertisers and other content providers that want to control their messages to their consumers and deliver targeted messages to a desired demographic. We believe our digital signage network solutions enable our customers to cost-effectively deliver visually-stimulating advertising and other media content to their target audiences.

As of March 31, 2006, we had sold and installed digital signage systems at more than 400 venues having more than 1,500 networked video displays, and we have current commitments for installations at more than 300 additional venues having approximately 850 networked displays. As of March 31, 2006, we also had sold 27 of our proprietary iPoint Networks, which we primarily market to airports, brand owners and retail malls and other high-traffic public spaces. We have current commitments for the installation of 225 additional iPoint Networks. As of March 31, 2006, we managed approximately 2,600 networked and non-networked displays in total.

Recent Developments

In February 2006, we purchased all of the assets of E&M Media Advertising, Inc., a New York City-based advertising and direct response (DR) company, and certain of its affiliates. As a result of these acquisitions, we created our advertising division, which offers a wide range of services relating to direct-to-consumer marketing, including:

•	the placement of advertising in television, internet and print media outlets;

•	the production of advertising content, including television and radio commercials and web design services; and

•	advertising and marketing consulting services relating to our customers’ marketing campaigns.

Through our advertising division, we also offer direct response media services to our digital signage customers whereby we can offer direct response media capability to our media content, such as commercials and infomercials, to the video displays in the networks we manage. We provide our direct response media services under the names E&M Media Advertising, for creative and media planning and buying services, NextReflex, for on-line media and design services, and Camelot, for long-form infomercial media services.

Sources of Revenue

Digital Signage Solutions

Historically, we have derived our revenues primarily from a combination of (i) the sale of hardware components and software products used in our customized digital signage networks, (ii) the management of the customers’ digital signage networks we sell to our customers and (iii) the delivery of consulting, maintenance and other digital signage services. Beginning in September 2005, we commenced several advertising-based revenue models that we plan to further develop as part of our growth strategy. Under these new models, we sell advertising time (usually in 15 and 30 second intervals) on the digital signage networks that we install within venues and we charge advertisers a negotiated fee for creating (or ‘digitizing’) and displaying their advertising content on the networks. In some cases, we share the advertising revenue we receive with the venue provider or the brand that sponsors the installation of the network. As of March 31, 2006, approximately 54 advertisers had purchased advertising time on the networks we manage. We expect this number to increase significantly in 2006 as we further develop this strategy.

Media Services

We generate revenues from the fees and commissions we receive from the placement of advertising, production of advertising content and the delivery of advertising and marketing consulting services. Our primary sources of revenue are the commissions we receive from media buying services and the fees we charge for the planning and execution of advertising programs in various media.

In most instances, we act as the principal buyer of the media and, as such, we pay the media charges with respect to contracts for advertising time or space that we place on behalf of our clients. To reduce our risk from a client’s non-payment, we generally pay media charges only after we have received funds from our clients. In some instances, we agree with the media provider that we will only be liable for payment to the media after the client has paid us for the media charges. When we act as the client’s agent rather than the primary obligor, we are not responsible to the media if our client fails to pay the media. Our clients pay us the gross rate billed by media and we pay the media at a lower net rate. The difference is the commission that we earned, which usually ranges from 7% to 15%.

The revenues we derive from the creation, planning and placement of advertising are primarily based on a negotiated fee and, to a lesser extent, on a commission. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Commissions are earned based on services provided, and are usually based as a percentage or fee over the total cost and expense to complete the assignment.

The amount of the fees and commissions varies depending on the level of client spending or the time we incur performing the specific services required by a client, plus the reimbursement of other costs. Furthermore, our revenue is dependent upon the advertising, marketing and corporate communications requirements of our clients, which tend to be higher in the second half of the calendar year as a result of the holiday season. As is customary in the industry, contracts for our services generally provide for termination by either party on relatively short notice, usually 30 to 90 days.

Competitive Strengths

We believe that some of our competitive strengths are as follows:

We offer an attractive alternative to traditional media.

We believe our digital signage networks provide an attractive alternative to traditional media, such as print and television, and other out-of-home media, such as static billboards and other static outdoor displays. Some of the many benefits of digital signage include its visually-stimulating content, its targeted message delivery, its ability to increase traffic and brand awareness, its ease of changing or updating content and its lower cost to advertisers.

We believe we can offer our customers an average cost-per-thousand (“CPM”) (a common industry measure of advertising effectiveness) of between $1.50 and $5.00, depending on the customized digital signage system selected, as compared to approximately $20.54 for a 30 minute television spot, approximately $23.32 for a half-page newspaper ad and approximately $1.78 for a 30-sheet poster billboard. Furthermore, unlike traditional advertising media, our digital signage networks carry the advertiser’s message into the store or other venue, where an estimated 75% of all purchasing decisions are made.

Our customers are large venues and national advertisers, which leads to opportunities for greater profitability.

We market our digital signage networks to large venue providers (such as airports and commercial properties) and national advertisers that have significant advertising budgets and use several types of media to deliver their messages. Not only are our customers often more willing to experiment with new and sophisticated media, such as digital signage, but they often seek networks having a larger number of video displays and run their messages for longer periods on more displays than smaller venues and local or regional advertisers. These factors lead to greater hardware and software sales and opportunity for greater advertising revenue. Finally, we typically generate higher revenues from content creation for our national advertisers because their messages are more sophisticated and technologically complex than the messages of local or regional advertisers. Our national advertising customers include Dole Foods, Microsoft Corporation and Budweiser brands. Our large venue customers include the Detroit Metropolitan Airport, Equity Office Properties and Washington Mutual Bank.

We offer a multiple business models to suit our digital signage customers’ needs.

While our competitors tend to market only a single business model to their customers, our customers may choose from one of three business models. The appropriate digital signage solution for a particular customer depends on the customer’s needs and desired level of involvement with the operation and management of the digital signage network. Historically, we have derived our revenues under our “utility” model under which we sell to a customer and install a fully-integrated signage system and the customer furnishes us with the content that we create (or “digitize”) for display on the network. Under this model, we provide system design, integration, staging, quality assurance testing, hardware, installation, service and ongoing support and maintenance, as well as the necessary software, content creation, distribution and network management.

We offer our “network owner” model to venue customers that do not wish to purchase our digital signage system but want the benefits of having our system in their venue (e.g. increased sales, revenue sharing opportunities, cutting edge image, etc.). Under this model, we provide, at our cost, all of the hardware, installation and service for the network and we sell the advertising on the video displays in the network, under a revenue sharing agreement with the venue.

We offer our “hybrid” model to major brands, such as Dole Foods, Microsoft and Nintendo, that wish to exercise a significant degree of control over their brands’ messages to consumers. Under this model, the brand purchases from us a turn-key digital signage system and displays its own content on the system which we manage. In addition, we secure and provide non-competitive advertising content that complements the brands’ products to fill unused advertising time on the video displays in the network. We often share a portion of the advertising revenue with the brand.

Our three models are described in greater detail in the section titled “Business Models”.

We have a state-of-the-art network operations center (NOC), scalable proprietary software and a unique support architecture.

Our state-of-the-art digital media network ensures the timely and reliable delivery of advertising and other media content to the video displays in the networks we manage for our customers. We can manage content either locally at the venue or remotely from our headquarters in Seattle, Washington, or from any other location we select. Our software is based on architecture that is extendable and utilizes an enabling platforms that can be configured for multiple frames on a screen to incorporate stock and news “tickers”, message “flippers” and “TV” feeds in a “picture-in-picture” type appearance, or to integrate more advanced interactive applications. Our family of PC-based media players can be configured to provide multiple channels of content from a single media player and can drive content on any existing video display.

We have a dedicated inside sales force with the proven ability to create, sell and place advertising and other media.

As a result of our recent acquisition of E&M Media Advertising, Inc. and its affiliated entities, we have an experienced inside sales force with over 25 years of experience in advertising sales and placement. We believe most of our competitors retain commission-based outside sales personnel to sell advertising time on their networks. Historically, we have used a combination of inside and outside sales personnel; however, with the addition of E&M’s sales personnel, we plan to rely more heavily on our inside sales personnel. We believe that E&M’s experience and reputation in the industry will give us a greater ability to sell advertising time on our customers’ networks, including, posssibly, to E&M’s current and past national advertising clients.

We believe our iPoint Network system is the industry standard-bearer for wireless, stand-alone interactive digital information points.

Our iPoint (“Information Point”) Network is a first-of-its-kind narrowcasting system that includes passive and interactive content in a single, stand-alone, wireless unit. To date, we have marketed our iPoint solution to airports where travelers are exposed to a vast array of important and relevant information to the traveling consumer. Our iPoint Network combines the display of dynamic information in any increment of time that the advertiser desires, with the ability to have users find more information with the simple touch of the screen. It is also designed to manage and track messaging that enables the airport itself to publish, monitor and manage its own content, including providing the only visual emergency alert system that can simultaneously broadcast an alert message to every iPoint in our airport network. At March 31, 2006, we had installed or had contracts to install over 250 of our iPoint Networks, including more than 120 in airports such as Seattle-Tacoma Airport and Detroit Metropolitan Airport. As part of our growth strategy, we plan to market our iPoint Networks to brands, retailers and public space venues, in addition to other airports, both foreign and domestic.

Our management team is among the most experienced management teams engaged in the digital signage industry.

The five members of our top management team have an aggregate of over 100 years of experience in the field of digital signage. Members of our management team were leaders in the development of the industry. Collectively, they have helped to execute over 5,000 audio/video systems integration projects for retail, financial and corporate clients, both networked and non-networked. Such projects included shelf-talkers (displays attached to retail shelves), interactive kiosks, large video-wall projects and multi-channel merchandising systems, among others. In 1984, Laird Laabs, our President and one of our directors, and Steven Corey, our Chief Strategy Officer, co-founded IMPART, Inc., the private-held digital signage company we acquired in June 2005. Thomas O’Rourke, our Chief Operating Officer and the inventor of our iPoint Network, founded iPoint Networks, LLC in 2002 and served as its President until IMPART, Inc. acquired the business in 2005. In 1994, Messrs. Laabs and Corey, along with Tom Muniz, our Executive Vice President of Marketing, co-founded Media SideStreet, LLC, which developed methods for remotely managing and delivering information to digital displays.

The managers of our advertising division have been engaged in the direct response media industry for over 25 years. As discussed above, in February 2006, we acquired the assets of E&M Media Advertising, Inc., a private direct response media company that was formed in 1981. In connection with the acquisition, Michael Medico, its founder, joined our company as an Executive Vice President and head of our advertising division. Mr. Medico manages a staff of more than 30 experienced marketing professionals.

We provide our customers with solutions rather than just a product or service.

We believe our complete solutions approach, which incorporates our proprietary software and services solutions, generates competitive advantages from a sales, delivery and financial perspective. A complete solution for our customers typically includes the following components:

•	Hardware and software products and services;
•	Outsourcing solutions - Automated/remote monitoring, management and maintenance services;
•	Professional services - engineering/operations/technology assistance;
•	Networking; and
•	Creative content.

Rather than offering one or two “packaged” products for digital signage or interactive systems, we develop a “custom,” unique solution for each application. We work with our clients to determine the outcomes they envision as the ideal end-result and we design solutions matched to the client’s objectives.

Likewise, our advertising division offers a complete solution approach (our “360 degree” solutions) to our direct response marketing services. We work with clients on strategic planning, creative and production, media planning negotiating and buying, optimization and analysis process, trafficking and consultation on the telemarketing, order/lead processing and fulfillment components.

Growth Strategy

Our objective is to establish our company as the leading provider of complete digital signage solutions in the United States and to develop a strong international presence. The key elements of our growth strategy include the following:

•
Acquiring complementary businesses, both domestic and international, having existing agreements with airports, retail outlets and commercial buildings, among other venues, in order to rapidly increase our base of venue providers and national advertisers. To this end, we have had preliminary discussions with a European-based digital signage company with a presence in certain airports; however, there can be no assurance that we will consummate a transaction with company; and

•	Securing agreements with venue providers in U.S. cities in which we do not currently operate;

•	Deploying our experienced advertising sales force to increase advertising sales on the networks we manage;

•	Increasing our national advertiser base by strengthening our brand name and increasing advertiser demand;

•	Identifying and securing agreements with additional ‘high-quality’ venue providers, such as commercial office buildings, retail malls, airports and large retailers;

•	Continuing to develop and improve our technology and intellectual property assets;

•	Hiring additional managerial, technical and administrative personnel to support our planned growth;

•	Continuing to expand our products and service offerings to meet our customers’ demands;

•	Deploying our iPoint Network into additional foreign and domestic airports, and develop new markets beyond airports for our iPoint Network; and

•	Implementing our truck-side advertising business plan.

Industry

According to industry studies published by Universal McCann, the U.S. major media advertising market in 2004 was a $266 billion industry. This market includes advertising in newspapers, magazines and direct mail, on network and cable television, on the internet and the radio and on outdoor, or out-of-home, displays. While we are engaged in the out-of-home advertising segment of the industry, we have focused our business on the emerging digital advertising market (sometimes called the narrow-casting market) of that segment.

According to the Outdoor Advertising Association of America (“OAAA”), revenues generated by the out-of-home advertising industry were more than $18 billion in 2004. Out-of-home advertising includes displays on urban buildings, trains, taxis, buses, benches and bus shelters, and displays inside movie theaters, airports, malls, supermarkets and retail stores. According to OAAA, in 2004, there were an estimated 560,000 out-of-home advertising displays in the United States, operated by more than 500 companies.

Digital signage is an emerging segment of the out-of-home media industry. It is differentiated from traditional advertising media in that it that carries the advertiser’s message into stores or other venues where, according to Point of Purchase Advertising International, 75% of purchasing decisions are made. It can also deliver relevant, non-sales content to employees in venues or passersby in public spaces. According to InfoTrends/Cap Ventures, depending on the type of network and application, digital signage’s value proposition is rooted in the content. A proper digital signage solution allows (and the customer demands) this content to be:

•	Visually stimulating: eye-catching displays with content that holds viewers’ attention;
•	Targeted: relevant to the customer, the site, geography, time and other factors
•	Dynamic: content that can be quickly changed;
•	Interactive: customers can direct the content based on their interests; and
•	Integrated: content that can be linked to other information and systems.

We believe the benefits of digital signage to our customers are:

•	It drives more traffic into our customers’ stores (in the case of retail stores, etc.);
•	It can drive traffic to specific locations within our customers’ venues;
•	It can be used to more effectively “up-sell” to higher margin products and services;
•	It can be used to more effectively “cross-sell” to complementary products and services;
•	It can improve brand awareness and reduce brand “deterioration”; and
•	It has a lower CPM than other media.

As more retailers and product manufacturers discover the advantages of digital advertising, we believe companies will begin to shift a portion of their advertising budgets away from traditional advertising outlets (including other out-of-home displays) and toward digital advertising.

According to industry studies published by InfoTrends/CAP Ventures, annual revenues from the digital signage industry were $452 million in 2004. This included revenues from the sale of display screens and other hardware, systems integration and installation, sales or licenses of software, network operation fees and the sale of advertising time. InfoTrends/CAP Ventures expects this market to grow at a compound annual growth rate (CAGR) of 20%, and in total $1.3 billion by 2009.

Projected United States Narrowcasting Revenues, 2004 - 2009 ($Millions)

Source: InfoTrends/Cap Ventures 2005

According to InfoTrends/Cap Ventures, the largest single revenue component of the digital signage industry is, and will continue to be, external advertising revenues. An additional $161 million in advertising revenues were generated in 2004, and this amount was expected to increase at a CAGR of 40% and to reach $857 million in 2009.

Projected Additional North American Ad Revenues, 2002 - 2009 ($M)

Source: InfoTrends/Cap Ventures 2005

We believe advertising is finally making a shift to a digital medium. Brand owners and advertisers are attempting to compress the time frame from the moment an advertisement is viewed by a consumer to the time that it is acted upon. In essence, it is the goal of the advertiser that a consumer will receive, absorb and then immediately act on a message. The time element involved is critical because most studies have shown the significant brand degradation that occurs from the moment a consumer first sees an advertisement to the time they purchase the product or service. This is especially true, we believe, as traditional media advertising is being supplanted by the distraction that is occurring with the advent of cable channel availability in the hundreds, personal computers and the internet, DVD’s and the increasingly challenging TiVo like DVR’s (Digital Video Recorders) that allow the consumer to by-pass the television advertisement on which advertisers spend a large portion of their advertising budget.

Market Segmentation

InfoTrends/Cap Ventures identified over 1.7 million firms and over 2.4 million sites with the potential for digital signage installations from a wide range of industries. While digital signage customers vary widely, four major market segments were identified:

•	Retail Sites: Firms and sites with the primary business of selling products and services to consumers;
•	Hospitality Sites: Firms, including accommodation (hotels and motels) and dining establishments, and entertainment sites, such as theatres;
•	Personal Services: Firms, including retail services, financial services and health care services;
•	Other Public Spaces: Firms and locations, including large airports, malls (public areas), schools, and elevators in office buildings.

Cost to Advertisers

We believe our digital network platform is a cost-effective alternative for advertisers. We can offer our customers an average cost-per-thousand (“CPM”) (a common industry measure of advertising effectiveness) of between $1.50 and $5.00, depending on the customized digital signage system selected. We believe our CPM is lower than that of our competitors in the digital advertising segment of the larger advertising market. Our CPM is also lower than the average CPM for traditional media, such as television, magazine and outdoor billboard advertising. Of these traditional media, billboard advertising has the lowest average CPM of $3.90. The following table sets forth the average CPM for some common advertising media.

Media Type	CPM (Cost per 1,000)

Outdoor (e.g. billboards, street furniture, etc.)
8 sheet posters	$0.85
30 sheet posters	$1.78
Bulletins	$3.90

Radio
0:60 drive time	$5.92

Magazines
4- color page	$9.62

Television
0:30 prime time spot	$20.54

Newspapers
½ page black & white	$23.32

Source: Media Vehicles, a GE Capital Company, 2001.

We believe advertisers electing to use our network will also have greater flexibility to add or change content than with traditional advertising media. We are able to change content on our video displays within minutes. If an advertiser wishes to alter its marketing campaign or otherwise change its advertising content, we can seamlessly insert any replacement content from that advertiser within the appropriate 10 to 30 second (or greater) video loop. By contrast, the ability of an advertiser to change content displayed on other media may involve lead times of up to two-to-three months. Such lead times can cause advertising down-time on the particular media or result in the display of dated content.

Business Models

We use multiple business models to attract and retain customers for our digital signage products and services. In 2005, approximately 95% of our revenues were generated using our “utility” model; however, we are seeking to increase our revenues from the sale of our products and services using our newer advertising-based models described below.

Utility Model

Under our “utility” model, a venue provider purchases the necessary hardware and software from us and pays us for the installation, integration and maintenance of the network, as well as a recurring fee for system operation and content management. The venue provider supplies the content and we “digitize” or “repurpose” it for delivery to the video displays in the network. Benefits to the location provider are cutting-edge appearance, potentially higher revenues, increased customer satisfaction, complete ownership of the network equipment and content control.

The revenues we derive from installations under this model vary depending on the number of display screens, the number of media players (computers), the software associated with the installation, the terms of the service agreement and the content contracted for at each installation.

Margins on the equipment we sell can vary depending on the degree of sophistication of the equipment as well as the quality of the display, such as plasma, LCD (liquid crystal displays), HDTV (high definition television) screens, and number of channels per media player, among other factors. Margins on installation, service, and content creation and delivery can vary depending on the sophistication of the content and the play-time contracted for the changes necessary to accommodate the customer’s requirements.

Network Owner Model

Under our “network owner” model, we generate revenues through the sale of advertising time slots on our customer’s networks. We pay for the installation of the digital signage network in our customer’s venue and we are responsible for the costs of its operation and maintenance. We provide and control the advertising content displayed on the network. Our advertising sales staff sells time on the network and our information technology staff creates (or “digitizes”) the advertising content for display on the network. Over time (usually seven to 15 months), advertising revenues can provide us a return on our entire installation, integration and deployment costs. Incentives to the venue provider include no capital expenditures, cutting-edge appearance, potentially higher revenues, increased customer satisfaction and, in some cases, a portion of the advertising revenue we generate from the network.

We believe this model is advantageous to us as it enters into a price point that may disintermediate many of the traditional out-of-home media. For example, according to the OAAA, the average outdoor advertising CPM (Cost Per Thousand) for billboard, rotary, back lit displays in 2005 ranged from $3.30 to $5.60, while the CPM to launch our property and create awareness is approximately fifty percent (50%) lower. Not only is our pricing more attractive, but we believe the message more is dynamic, and the message changes according to the programming as compared to having one static message that does not change for months at a time.

Hybrid Model

Under our “hybrid” model, we seek to partner with key brand owners that want to control their message to consumers in the digital signage deployment of their advertising. Our brand partner purchases from us all of the required hardware and software and pays us for the installation of the digital signage network in a mutually acceptable venue. The brand partner also pays us a recurring fee for system operation, management and content creation. The content delivered to the video displays under this model consists primarily of messages provided by the brand partner. If requested, we will sell any unfilled advertising time on the network to advertisers that offer complimentary brands that enhance or add value to the brand partner’s message. For example, when Dole Foods deploys its screens in a supermarket produce section, it can elect to have us sell (via our advertising division) any under utilized advertising space to other non-competitive brands, such as Tyson’s chicken, Yoplait yogurt, Kraft salad dressing or other such brands that may complement Dole Food’s branded vegetable and fruit products. We typically share a portion of the revenue we derive from the sale of such advertising space with the brand partner and the venue provider.

In 2005, only a nominal amount of our revenues was generated using this model due to its early stage of deployment. As part of our growth strategy, we are seeking to significantly increase the percentage of our revenues that we derive using this model.

Hardware/Software Sales

Although we typically sell the necessary hardware and software for our digital network as part of a customized, fully-integrated system that we install and manage for our customers, we also offer our customers a customized, scalable digital network that is ready for deployment by the customer or its own third-party installer and integrator.

Our Digital Signage Networks

As of March 31, 2006, we had sold and installed digital signage systems at more than 400 venues having more than 1,500 networked video displays and we had current commitments for the installation at 300 additional venues and approximately 850 additional networked displays. The majority of the networks we have sold and manage are located in financial institutions. As of March 31, 2006, we had sold 27 of our proprietary iPoint Networks, a non-networked, stand-alone display that we primarily market to airports and retail malls. At such date, we also had current commitments for the installation of 225 additional iPoint Networks. We intend to aggressively increase our deployments of stand-alone systems to airports in or near major cities in the United States. At March 31, 2006, we managed approximately 2,600 digital signage network. We do not currently manage any networks outside of the United States.

We believe our complete solutions approach, which incorporates our proprietary software and services solutions, generates competitive advantages from a sales, delivery and financial perspective. A complete solution for our customers typically includes the following components:

•	Hardware and software products and services;
•	Outsourcing solutions - Automated/remote monitoring, management and maintenance services;
•	Professional services - engineering/operations/technology assistance;
•	Networking; and
•	Creative content.

The hardware components comprising the digital signage networks we design, integrate, install and manage for our venue provider customers’ include a series of networked LCD or plasma video displays that are mounted in strategic locations within the venue, one or more media players that deliver the content to the video displays, and a computer server from which we can locally manage content on the network and which allows us to remotely manage content and communicate with the network from our offices in Seattle, Washington, or any other site that we select.

We typically sell advertising slots in 10 to 30 second intervals, which run continuously during a 60 minute advertising cycle, although these intervals and cycles may vary depending on the business of the relevant location provided and customer traffic patterns, the type of advertising content (e.g. animated stills or digitized television spots), among other factors. Our revenues are primarily a function of:

•	the number of location providers housing our networks;
•	the number of video displays in each network;
•	our utilization rate of the time slots that we have available for sale (determined by dividing the number of actual slots sold by the number of slots available for sale);
•	the length of our advertising cycles;
•	the price we charge advertisers for advertising time slots; and
•	the revenue sharing percentage that we negotiate with our location providers.

 We establish prices for advertising time slots based upon geography, the number of video displays on which the customer’s advertisement is placed, the duration of the time slot (typically 10 to 30 seconds) and the duration of the advertising campaign (usually 1 to 3 months). As the demand for advertising time slots on our network increases in any particular market, we plan to review our pricing structure and the duration of the advertising time slots and cycles and make any appropriate adjustments upward over time based on market acceptance of these new and evolving medium.

One of the benefits of our digital signage systems is their flexibility and scalability. We work together with our venue provider customers to determine the digital signage needs for their venues. There are two key factors that we analyze in recommending our digital signage network to our venue provider customers: the size of the venue (in terms of revenue or square footage) and the type of business in which it is engaged. While the type of business has important tactical implications (e.g., the type of content that will be displayed),we believe company size has broader strategic implications in terms of market potential, scope of system, and sales/service requirements. In our experience, the size measured by total revenues or retail square footage is often a determinant of the number of screens that a particular site will accommodate or require. For example, a typical convenience store implementation may have a single screen in a kiosk-type installation or may have one to two screens at the cash register(s). At the same time, a typical department store may need fifteen screens for full coverage within its key departments. Another size-related factor is the number of sites within the firm. Key company size categories include firms with 1 to 4 sites, 5 to 24 sites, 25 to 99 sites, and 100+ sites.

We have found that, overall, as the number of sites increases, the length and complexity of the sales approach rises in tandem. The smallest customers can only be sold cost-effectively by multi-tier distribution of turnkey systems that are essentially identical for all small firms in that retail or industry segment, with a stand-alone system being the most attractive. The largest customers (100+ sites) can achieve significant economic scale and will often require fully-customized systems offered in multiple configurations.

Customers

Digital Signage Solutions

InfoTrend/Cap Ventures identified four key customer segments for the deployment of digital signage services: retail sites, hospitality sites, personal services and public spaces. We currently have a presence in each of these segments and, as part of our growth strategy, we plan to further expand our presence through superior product offerings and flexible business models.

Retail Sites.  We have installed more than 24 digital signage networks in retail sites with a total of approximately 24 video displays.  Examples of our venue providers in this area include Neiman Marcus and Villa Pizza, which generally provide their own media content on their respective video displays. In addition, we have an agreement with Dole Foods for the delivery of advertising content to digital signage networks we manage in retail sites.

Hospitality Sites. We have installed three digital signage networks in hospitality sites with a total of approximately 125 video displays.  Examples of our venue providers in this area include Westin Hotels and Equity Office Properties.

Personal Services.   In this segment, we have deployed digital signage networks at more than 400 sites with a total of approximately 1,245 video displays. Customers in this area include Washington Mutual, Citizens Bank and CapitalONE.

Public Spaces.   We have installed five digital signage networks in public spaces and we currently manage content on 368 video displays for our customers in this segment.  Examples of our venue providers in this area include The Port Authority of New York and New Jersey, Seattle-Tacoma Airport and Detroit Metropolitan Airport.  In addition, we have agreements Alaska Airlines and Fisher Broadcasting for the delivery of advertising content to digital signage networks we manage in public spaces.  In this segment, we are particularly focused on airports because, per capita, they provide one of the best demographic populations that brands and other advertisers want to reach.

We recently acquired the exclusive rights to provide digital signage management and out-of-home digital marketing/advertising services for the PATHVision digital network owned by The Port Authority of New York and New Jersey. The PATHVision system includes more than 277 displays located throughout 13 transit stations in New York City and New Jersey that provide advertisements and informational spots for travelers. We believe these travelers are a desired demographic for our advertising customers because approximately 70% to 80% of such travelers, in our estimation, earn salaries that significantly higher than the median salary in the U.S. We currently are working closely with the Port Authority to upgrade the displays as well as the content that will be placed on that system. Past and present advertisers on the PATHVision system include The Wall Street Journal, Barron’s, Embassy Suites, HBO Sports and Washington Mutual, among others.

Our other customer relationships include:

Citizens Bank	Union Bank of California	Equity Office
Villa Pizza	Neiman Marcus	CVS
Pier One	Precor	MUZAK
Ahold Financial Services	Publix	Washington Mutual
Capital One/Hibernia Bank	Microsoft	Shop N Save
Dole Foods	Sea-Tac Airport	Anheuser-Busch

Media Services

We currently provide advertising and direct response media services to clients engaged in a wide variety of industries, including:

•	Financial Services;
•	Healthcare and Insurance;
•	Music and Entertainment;
•	Retail Support;
•	Traditional Direct Response Product Marketing;
•	Drive to Sites (off-line media that direct consumers on-line); and
•	Travel and Tourism.

During 2005, our largest customers, in terms of revenue included Telebrands, Universal Technical Institute and Piccadilly Restaurants. Past and current clients also include A.A.R.P., Applica/Black & Decker, Arista Records, Globe Insurance, Lowestfare.com, Novartis, Premera Blue Cross of Washington, Rodale Books, Showtime, Universal Studios Home Video, and 1-800 Flowers.com. During 2005, we derived approximately 75% of our revenues for this line of business from our eight largest customers.

Products And Services

Digital Signage Solutions

We provide digital signage and interactive media solutions. We design, integrate, sell, install and manage a broad range of customized, scalable digital signage networks to meet our customers requirements. Our products and services are offered to our customers are part of our complete solution offerings.

IRIS

At the core of our product offering is IRIS (IMPART Resident Integrated Sourcing), a proprietary management discipline and operations fulfillment infrastructure. IRIS provides a set of guidelines, rules and standards on which digital signage and interactive deployments reside and must adhere to. The execution structure that IRIS provides is crucial, as user-clients with 100+ locations need robust deliverables and a logistical management solution in order to deploy reliable and cost-efficient dynamic networks.

IRIS is comprised of nine (9) areas of interweaving, core competencies:

Technology	Market Development	Plant Operations
Network Backend	Hardware Devices	Remote Site Real Estate
Creative Content	Financing	Advertising Media

eyeFrames™

Our eyeFRAMES™ platform provides reliable bi-directional data delivery, presentation impact, and site playback with audit capability for customers seeking a scalable, in-house communications network and signage solution. We manage the network and all that is required from our customer is the enabling equipment with the raw message material and marketing directives. We have sold nearly 2,000 site licenses of eyeFRAMES since we introduced the product in 2000.

iCES

Our IMPART Composer Enterprise Suite (iCES) for digital signage was introduced in 2005. This fourth generation platform provides robust flexibility for “On-Demand” or “You-Demand” usage, security alerts, portal management interfacing, data-mining, true measuring and audit, two-way remote management, and universal IP connectivity.

iPoint

Our iPoint Networks platform brings digital signage and dynamic media offerings with added content and narrowcasting capabilities. iPoint combines a rich display channel with a separate, but interconnected area of interaction. Offered as an attractive wireless, standalone system, the display offers both a passive and interactive advertising and content display in a single unit. Our “iPoint” solution is the first of our multi-market rollout strategy, beginning in airports where travelers are exposed to a vast array of important information. Like an operating system, iPoint holds any number of digital delivery applications, each kept or discarded at the discretion of the user. Each airport system is designed to have similar products and information streams so that travelers will know, recognize and be able to access each iPoint terminal in similar ways. Everything is held within the iPoint software platform, which combines the display of dynamic information in a half-hour show, with the ability to have users find more information with the simple touch of the screen. It is designed to manage and track messaging and enable the airport itself to publish, monitor and manage its own content.

Professional Services

As part of our complete solutions offering, we also provide the following professional services to our customers:

•	Outsourcing solutions - Automated/remote monitoring, management and maintenance services;
•	Engineering/operations/technology assistance;
•	Networking;
•	Creative content development (“digitizing” or repurposing of content); and
•	Capital/financing solutions.

Media Services

Our advertising and direct response media services include:

•	The placement of advertising in television, internet and print media outlets;

•	The production of advertising content, including television and radio commercials, as well as web design services; and

•	Advertising and marketing consulting services relating to the customer's marketing campaign.

In performing our advertising agency services, we use our own in-house production services and, in certain cases, we outsource commercial production services to third-party production companies.

Sales And Distribution

We distribute our products and services through both direct and indirect sales channels. The type of approach varies depending on the product or services being sold.

Digital Signage Solutions

Our sales force for our digital signage networks consists of 13 full-time employee sales personnel. All of our digital signage sales personnel are based out of our Seattle, Washington headquarters. As we continue to grow, we will, wherever practical, seek to maintain a local presence of direct sales personnel in key markets.

Our sales force for advertising time on the digital signage networks we manage consists of seven full-time employee sales personnel. We also retain third-party, commissioned-based sales personnel. All of our employee-sales personnel are based out of our Seattle, Washington headquarters. We have, from time to time, used outside sale personnel. As a result of the creation of our advertising division, we intend to rely more on our in-house, dedicated sales force for the sale of advertising time on the networks we manage.

Media Services

Our in-house sales force generates sales for our advertising division. This sales force consists of four full-time employee sales personnel. Three of these sales personnel are based in our New York City office and one is based in our Los Angeles, California office.

Suppliers

In connection with the sale of our customized digital signage networks, we resell various products manufactured by third parties, including LCD and plasma video displays, media players and certain off-the-shelf software. We believe we are able to obtain pricing for these items at competitive prices. Our most significant suppliers include:

LG Commercial	Peerless Industries
Go Micro Systems	Cable Connection
Sunrise Systems	Mitsubishi Digital Electronics America
Kramer Electronics	Lucasey Manufacturing
NEC Technologies	Electrograph Systems
MPC	Earthlink Network
RackSpace	Verizon
ATI	Cisco/Linksys

We believe our relationships with our suppliers are good.

Strategic Partnerships

A major part of our advertising division’s business is generated by working with creative and production companies and general media buying services. Among these are:

•	KSL Media - Turtle Wax, Countrywide Home Loans
•	The Response Shop - A.A.R.P
•	International Media Partners - “Premera”, “Schick Shadel”
•	Trainor and Associates - Savings Bank Life Insurance (SBLI)
•	C+L Marketing - Applica/Black & Decker (“Littermaid”)
•	Rauxa Direct - AEGON (“Stonebridge Life”)
•	Equals Three Communications - McNeil Chemical

We also have relationships with a number of telemarketing centers, each with different capabilities and technology, who can capture responses on our clients’ promotions. In addition, we have strategic alliances with fulfillment services and specialty media agencies in print and per-inquiry advertising. We believe our relationships with our strategic partners are good.

Research And Development

We maintain a research and software development staff that designs and develops our new products and services. We believe that by performing most of our own software development, we can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, we believe we are better equipped to incorporate customer preferences into our development plans.

Patents, Trademarks And Licenses

We have applied for patents covering certain technologies used in our iPoint Network. At March 31, 2006, no patents have been issued, however, two of our patent applications have been published. We regard our technology as proprietary and will attempt to protect its technology through patents, copyrights, trade secret laws, restrictions on disclosure and other methods.

Although we intend to continue to apply for patents, there can be no assurance that such patents will be issued or that, when issued, they will cover all aspects of the product or system to which they relate or that they will not be infringed upon by third parties. We believe our success depends more on our ability to maintain state-of-the-art technology and to market our products on a price-competitive and value-added basis than on any legal protection that patents may provide.

We rely on trade secrets, know-how and other unpatented proprietary information in our business. Certain key employees are required to enter into confidentiality and non competition agreements. However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect us or provide an adequate remedy for the damages that may be caused by such a breach.

We do not have any registered trademarks or service marks for the various marks we use in connection with our products and services, although we are considering applying for such registration.

Network Management and Technology

We have built a state-of-the-art digital media network to ensure the timely and reliable delivery of advertising content to the video displays placed within the venues that elect to install our digital signage network. Our technical personnel are capable of converting an advertiser’s content from DVD, videotape or MP3 format into digital files that can be stored on computer servers located at our headquarters or locally at the venue site. Once stored, we can easily integrate advertising content from multiple advertisers that can be customized, scheduled and transmitted via broadband internet to one or more video displays on our network. Because all content is stored on our computer servers, we can easily manage the content by venue or by individual video display. If necessary, we can provide each video display with different content.

The majority of our applications are accomplished by digitally transmitting content to a number of networked, flat-panel plasma or LCD video displays or non-networked, stand-alone video displays which are installed in high traffic areas within our customers’ locations. Through the use of dial-up (POTS) plain old telephone systems (64kb circuits) and high speed connections, such as DSL, digital cable connections supplied by cable companies, local Telco providers or satellite carriers, we have the ability to seamlessly add, change, remove or otherwise centrally manage content on the networks that we manage either remotely from our headquarters in Seattle, Washington or locally from our customers’ location. Rather than requiring a new infrastructure, we ride our customers’ existing IP communications networks. As the installation of digital broadband cable increases throughout the country and the cost of bandwidth decreases (as have been the trends), we believe our potential market will expand and our profits margins will increase.

Furthermore, our approach to the development of our software allows for relatively quick and easy changes to its functionality. The software “packages” are “unwrapped” and a new software element is added then the “package” is re-wrapped” with minimal custom coding to insure interoperability. Our family of products that includes the iPoint players share the same hardware “DNA”. Cards and drives are added to expand functions easily. Our ability to drive multiple channels thought a single player mean clients with complex systems do not need multiple devices, but one, slightly more integrated media player. Our approach means we offer a custom solution at an “assembly line” price and fast to market deployment.

Competition

Digital Signage Services

We are engaged in the out-of-home media segment of the larger advertising market. As such, we compete on several levels.

First, we compete for advertising spending with all other advertising media companies, including other out-of-home advertising media, internet advertising and traditional advertising media, such as newspapers, magazines, television and radio. Some of the largest traditional advertising media companies include Time-Warner, Infinity Broadcasting and the major U.S. television networks. Out-of-home media includes advertising on billboards, bus shelters and static displays, among other forms. Some of the largest out-of-home media companies are Clear Channel Communications and Lamar Advertising.

Secondly, we compete against some of the retail stores, commercial buildings, hotels, restaurants and public transit systems to which we market our products and services as they may seek to install and operate their own flat-panel displays within their venues. For example, Wal-Mart owns and operates its own in-store digital signage network.

Finally, we compete against other digital signage providers like our company. This segment of the industry is still relatively young and is characterized by a large number of relatively smaller participants. Most of these competitors, we believe, offer specialized, stand-alone (non-networked) systems and deliver only a single product. Examples of these companies include World Narrowcasting Corporation, which is based in Greenville, South Carolina, PRN Corporation, which is based in San Francisco, California, Captive Audience, LLC, which is based in Vernon, New Jersey, and Onvance, L.P., which is based in Atlanta, Georgia. Focus Media is well-financed digital signage provider based in China that we expect will expand its operations beyond China. In addition, as part of our growth strategy, we plan to expand our operations internationally, which may include China. Thus, we may soon be competing with Focus Media in certain markets for advertising customers and venue providers. We believe that our services are superior to those of Focus Media due to our ‘turn-key’ system solution and our remote network management capabilities, among other reasons. We are not aware of any companies like ours that provide a complete, ‘turn-key’ digital signage system with multiple products offering, along with the ability to sell advertising time or create content for the delivery to the networks they install and manage.

We expect that a number of traditional advertisers will soon recognize the opportunities within the digital media segment of the advertising market and will begin offering services similar to those offered by our advertising division. Most of these companies have significantly greater financial resources than we have.

We generally compete for customers on the basis of the range of services we offer, our brand name and industry reputation, the management and network operation fees we charge, the types and locations of the venues in our networks, among other factors.

Media Services

The advertising and direct response media industry is highly competitive, with firms of all sizes and disciplines competing primarily on the basis of reputation and quality of service to attract and retain clients and personnel. Companies such as WPP Group, Omnicom Group, Interpublic Group, Digitas, ChoicePoint Precision Marketing and Havas generally serve large corporations with consolidated or business unit sales from direct marketing in excess of $100 million. Additionally, based on agency direct marketing revenues published in Advertising Age’s 2003 Agency Survey, there are approximately 23 agencies with direct marketing revenues ranging from $10 million to $100 million and several dozen agencies with direct marketing revenues ranging from at least $1 million to $10 million. We intend to seek a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors. Certain of our advertising clients are smaller companies that would not typically be sought by the major advertising and marketing companies.

New Business Line - Truck-Side Advertising

We plan to engage in the truck-side advertising business by selling advertising space on mobile billboards placed on the sides of tractor-trailers.  Mobile billboards allow an advertiser to deliver its message to thousands of motorists on the nation’s highways. We believe truck-side advertising on tractor-trailers is an untapped niche of the outdoor advertising market.  Although companies advertise extensively on bus-sides, taxi-tops and other mobile transit, advertising on tractor-trailers is a relatively new, and at this time, untapped segment of the out-of-home advertising market. We believe that, as the outdoor advertising industry grows and advertisers seek new and unique ways to cost-effectively deliver their messages to consumers, advertisers will embrace our truck-side advertising services. We further believe our truck-side advertising business model will afford advertisers a lower average CPM than most other traditional outdoor advertising media.

Employees

As of March 31, 2006, we had 58 full-time employees and three part-time employees. Of our employees, 12 were in executive management, 12 were in finance and administration, 13 were in sales and six were in technical support. As of March 31, 2006, we also had one commission-based salesperson who was an independent contractor. As part of our growth strategy, we intend to hire additional employees in all areas of operation. The majority of our employees are located at our headquarters in Seattle, Washington. The employees in our advertising division are all located in New York, New York except for one employee located in Los Angeles, California. None of our employees is subject to any collective bargaining agreement. We believe our relations with our employees are good.

Regulation

We are not aware of any material legal or other regulatory restrictions that may adversely affect our digital signage business or our advertising and direct response media business. The furnishing of advertising services is subject to compliance with the Robinson-Patman Act, which prohibits price discrimination among purchasers of commodities that are competing in the same marketing area. Our management is aware of its responsibilities under the Robinson-Patman Act and has instructed our sales staff accordingly. We intend to provide similar terms and service quality to all venue locations and customers in any given market and we intend to operate our business in compliance with this act.

Our truck-side advertising services business is subject to extensive government regulation at the federal, state and local levels. In general, outdoor advertising is extensively regulated. Many jurisdictions have restrictions on the location of outdoor advertising, the size of advertising structures (e.g. billboards) and the illumination of displays, among others restrictions. In some instances, governmental regulations may restrict advertising content. For example, many states have banned the outdoor advertising of tobacco products and advertising specifically directed to minors. We believe our operations will not be materially adversely affected by any such laws or regulations.

Development of Business

We were incorporated in the State of Nevada on May 17, 1996 under the name “Multinet International Corporation.” During the period from our incorporation until September 26, 2001, we generated no significant revenues and accumulated no significant assets, as we attempted to develop various business opportunities. On September 26, 2001, we acquired all of the outstanding capital stock of Limelight Media Group, Inc., a Nevada corporation, formerly known as Showintel Networks, Inc. that was engaged in the digital signage business. This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of Limelight Media was effectively exchanged for a controlling interest in our company, which was a publicly-held “shell” corporation at the time of the transaction. On October 3, 2003, we changed our name to “Limelight Media Group, Inc.” From September 2001 until June 2005, we conducted limited operations as we sought financing to implement our business strategy.

On June 30, 2005, we acquired all of the outstanding capital stock of IMPART, Inc., a Washington corporation (“IMPART”) engaged in the design, installation and sale of digital signage networks (one of our current lines of business). This transaction was also a “reverse acquisition” in which all of the outstanding capital stock of IMPART was effectively exchanged for a controlling interest in our company. This was considered a capital transaction (a recapitalization) rather than a business combination. Accordingly, no goodwill or other intangible assets were recorded. On December 22, 2005, we changed our name to “IMPART Media Group, Inc.”

On February 6, 2006, we purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in its digital advertising services business, including the right to manage the PATHVISION digital signage system owned by the Port Authority of New York and New Jersey.

On February 28, 2006, we purchased, through our wholly-owned and newly-established subsidiary, IMPART Media Advertising, Inc., substantially all of the assets of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc., which companies were engaged in the placement and marketing of direct response media.

Business of Predecessor

IMPART, Inc., a Washington corporation in which we acquired a 100% interest on June 30, 2005, was formed in 1984. Prior to this transaction, we conducted limited operations in the digital signage industry. Since IMPART was considered to be the acquirer for financial reporting purposes, our historical financial statements for any period prior to June 30, 2005 are those of IMPART.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease a 16,000 square foot office building in Seattle, Washington at a cost of $15,000 per month. Our lease for this facility expires on November 30, 2018. We have an option to renew the lease for a period of nine and one-half years. We also lease a 8,600 square foot office in New York, New York at a current cost of $17,761 per month. This lease expires on June 30, 2011. In addition, we own miscellaneous office furniture and equipment, including computers and video displays used in our operations. We believe our current facilities are adequate for our existing operations and that all of our properties are adequately covered by insurance. We have granted a security interest in all of our assets, tangible and intangible, to Laurus Master Fund, Ltd., as security for our payment of amounts due under our existing revolving line of credit.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in the following legal proceedings.

In November, 2005, we satisfied a default judgment against us in an action filed on September 9, 2002 in the State Court of Cherokee County, Georgia, case number 02-SC-1082, styled D & D Management, Inc. v. Multinet International, Inc. d/b/a Limelight Media Group, Inc., and David V. Lott. Pursuant to a Transfer and Assignment of Judgment and Execution, the judgment was assigned on April 28, 2005 to Richard W. Anderson III, and in November, 2005, David Lott, our Chief Executive Officer at that time, paid Mr. Anderson $58,037.31 on our behalf in full satisfaction of the judgment. Also in November 2005, we reimbursed Mr. Lott the full amount he paid on our behalf. This action was previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

On March 29, 2006, we entered into a settlement agreement pursuant to which we satisfied a default judgment against us in an action filed on February 19, 2002 in the Circuit Court of Tennessee for the Thirtieth Judicial Circuit at Memphis styled Clickplay, Inc. v. Limelight, Inc., case number 00092502D.5AD. Prior to settlement, a default judgment in the amount of $123,219 had been entered in favor of Clickplay, Inc.; however, enforcement of the judgment had not occurred. Under the terms of the settlement agreement, we paid Clickplay, Inc. $152,500, representing the amount of the judgment plus interest and related fees and costs. This action was previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

On August 16, 2005, we entered into a Settlement Agreement with regard to an action filed on December 16, 2004 in the Circuit Court of Tennessee, styled Terrance Lall, Lester Hall and Heath Wilson vs. Limelight Media Group, Inc, formerly known as Showintel Networks, Inc., David V. Lott and the David V. Lott Living Trust, case number CT-006990-03. This action was previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Under the terms of the settlement agreement, we issued to Mr. Lall 50,000 shares of our common stock.

In February 2006, Cap Star Capital LLC (“Cap Star”) and Ray Regis, its principal owner, threatened litigation against us seeking payment of a finder’s fee equal to $240,000, representing 4% of the maximum borrowing amount under our existing $6 million revolving debt facility, in connection with an alleged introduction of our company by Cap Star to our lender. We deny any obligation to Cap Star or Ray Regis and intend to vigorously defend any action that may be initiated against us by such parties.

In March 2006, we received from Cornell Capital Partners LLP (“CCP”) 43,500 shares (split adjusted) of our common stock that previously were held in escrow by a third party in connection with our financing from CCP pursuant to the terms of a Standby Equity Distribution Agreement, dated February 17, 2004, between our company and CCP. Although no litigation was commenced by either party, ownership of the escrowed shares was the subject of dispute between our company and CCP, as reported in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004. The escrowed shares were released to us in connection with our issuance to CCP of 141,000 shares of our common stock in full satisfaction of amounts that CCP claimed were due under a Convertible Fee Debenture, dated February 17, 2005, in the amount of $340,000. As part of the settlement, CCP authorized us to terminate certain UCC-1 financing statements filed against us in Nevada and Tennessee.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 3, 2005, our board of directors and the holders of a majority of our outstanding shares of common stock voted, by written consent in lieu of a meeting, in favor of an amendment to our Articles of Incorporation to: (i) change our corporate name to IMPART Media Group, Inc.; (ii) effect a one-for-20 reverse stock split of our outstanding shares of common stock; (iii) decrease the number of authorized shares of our common stock from 250 million to 100 million; and (iv) authorize 25 million shares of undesignated preferred stock with preferences, limitations and relative rights to be determined by the board of directors.

Stockholders beneficially owning an aggregate of 144,264,477 shares of our common stock, representing approximately 58% of the voting power of our company, delivered their written consent to the proposals and there were no votes against or abstentions from such proposals. A definitive Information Statement on Schedule 14C describing the foregoing actions was filed with the Securities and Exchange Commission on November 18, 2005 and mailed to our stockholders of record as of November 18, 2005. The aforementioned amendment to our Articles of Incorporation was filed with the Secretary of State of Nevada on December 22, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “IMMG.” The following table sets forth the high and low bid prices for our common stock for each fiscal quarter within our last two fiscal years, as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. In addition, where applicable, such quotations have been adjusted to give effect to the one-for-20 reverse stock split effected on December 22, 2005.

	HIGH BID	LOW BID
Year ended December 31, 2004
First Quarter	$15.60	$3.40
Second Quarter	4.00	1.00
Third Quarter	5.60	0.40
Fourth Quarter	1.20	0.80

Year ended December 31, 2005
First Quarter	$0.80	$1.85
Second Quarter	1.12	1.74
Third Quarter	1.12	1.14
Fourth Quarter	0.71	1.14

On March 31, 2006, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $2.48.

As of March 31, 2006, there were 20,004,158 shares of our common stock outstanding held by approximately 163 shareholders of record. In addition, as of March 31, 2006, there were 2,903,229 shares of our Series A convertible preferred stock (the “Series A Preferred Stock”) outstanding, which shares are convertible into an aggregate of 2,903,229 shares of our common stock. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not declared any cash dividends on any class of common equity during the years ended December 31, 2004 or 2005 and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future. Under the terms of our Series A Preferred Stock, we are required to pay (in cash or shares) a semi-annual dividend on our outstanding shares of Series A Preferred Stock at a rate of 7% per annum on the liquidation preference of our outstanding shares of the Series A Preferred Stock (initially $4.5 million).

The terms of our Series A Preferred Stock further provide that, for so long as any shares of Series A Preferred Stock are outstanding, we may not declare or pay dividends on our common stock (or any other junior stock) unless all accrued dividends on the Series A Preferred Stock shall have been paid. The terms of our Series A Preferred Stock also require us to pay a one-time special dividend payable in additional shares of Series A Preferred Stock to the holders thereof, if our aggregate gross revenues for the four (4) successive calendar quarters commencing on April 1, 2006 do not equal or exceed $50,000,000. The number of additional shares issuable to each holder shall be equal to the product of (i) the number of shares of Series A Preferred Stock held by such holder at such time multiplied by (ii) 38.39%.

Under the terms of our financing agreement with Laurus Master Fund, Ltd., we may not, without Laurus’ consent, declare or pay dividends on any class of our capital stock, other than pursuant to the terms of our Series A Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

On March 16, 2006, our board of directors adopted and approved our 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 2,000,000 shares of our common stock. A copy of the 2006 Plan is attached hereto as Exhibit 10.29 to this Report.

As of March 31, 2006, options to purchase 705,000 shares have been granted under the 2006 Plan. Options granted in the future under the 2006 Plan are within the discretion of our board of directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflect in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	705,000	N/A	1,295,000
Total	705,000	N/A	1,295,000

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In fourth quarter 2005, we issued and sold $277,000 in aggregate principal amount of unsecured promissory notes, together with warrants to purchase an aggregate of 8,333 shares of our common stock at $0.20 per share. The promissory notes and warrants were issued to nine “accredited investor” purchasers in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and certain investor representations were made to us by the purchasers in the transaction documents. The forms of promissory note and warrant issued to the purchasers are attached as Exhibits 10.22 and 10.23, respectively, to this Report.

In October 2005, we issued warrants to purchase an aggregate of 16,667 shares of our common stock at $0.20 per share. The warrants were issued to four “accredited investor” purchasers in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and certain investor representations were made to us by the purchasers in the transaction documents. The form warrant issued to the purchasers is attached as Exhibit 10.23 to this Report.

In November 2005, we issued warrants to purchase an aggregate of up to 100,000 shares of our common stock at $1.00 per share. The warrants were issued to a consulting firm in consideration for marketing and professional services provided to us in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and, certain representations were made to us by the purchasers in the transaction documents. The form warrant issued to the service provider is attached as Exhibit 10.24 to this Report.

In December 2005, we issued warrants to purchase an aggregate of up to 100,000 shares of our common stock at $1.00 per share. The warrants were issued to a law firm in consideration for legal services in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and, certain representations were made to us by the purchasers in the transaction documents. The form warrant issued to the service provider is attached as Exhibit 10.23 to this Report.

In December 2005, we issued officers and directors five-year options to purchase an aggregate of 705,000 shares of our common stock, at an exercise price of $.77 per share. The options were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid to us in connection with such issuance and certain of such persons were "accredited investors" as defined in Regulation D under the Act and such other persons had access to the same kind of information as that which would be included in the registration statement.

On December 30, 2005, we issued an aggregate of 2,934,991 shares of our common stock to certain officers, directors, and stockholders of our company upon the cancellation of promissory notes in favor of such persons in the aggregate principal amount of $4.6 million. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale, most of the recipients of the shares were executive officers or directors of our company, and certain representations were made to us by the recipients of the shares in the transaction documents.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Report. As a result of our acquisition of all of the outstanding capital stock of IMPART on June 30, 2005, as we previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005, upon which IMPART was considered to be the acquirer for financial reporting purposes. Our historical financial statements for any period prior to June 30, 2005 are those of IMPART.

Critical Accounting Policies

Stock-Based Compensation

We apply SFAS No. 123, "Accounting for Stock-Based Compensation" for stock based compensation to employees and directors. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options and warrants issued to non-employees, we apply Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using a fair value based method whereby cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We use the Black-Scholes option pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of issuance, which date, in the case of stock issued pursuant to our consulting agreements and certain other agreements, is the date we enter into such agreements, unless the agreement provides for a later issuance of the stock.

We did not grant any warrants or options to employees for compensation during the year ended 2004. We did not issue any stock based compensation during the year ended 2004.

Our stock-based compensation policy has had a material effect upon our results of operations in the year ended December 31, 2005. In the year ended December 31, 2005, we incurred stock-based compensation expense of approximately $192,255, which contributed to the net losses we incurred during such period.

Going Concern

Our independent auditor has added an explanatory paragraph in its report relating to our financial statements for the year ended December 31, 2005, which states that we have experienced recurring losses from operations and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to fully commence operations and generate revenues and our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

General

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Report.

Recent Developments

As previously reported in our Current Report on Form 8-K dated January 27, 2006, we received a three-year, secured, revolving credit facility of up to $6 million from Laurus Master Fund, Ltd.

As previously reported on our Current Report on Form 8-K dated February 6, 2006, we purchased the digital signage assets of Marlin Capital Partners II, LLC (doing business as InTransit Media), including the right to manage the PATHVision digital signage system owned by the Port Authority of New York and New Jersey.

As previously reported in our Current Report on Form 8-K dated February 28, 2006, we purchased, through our wholly-owned subsidiary IMPART Media Advertising, Inc., substantially all of the assets of E&M Advertising, Inc., E&M West/Camelot Media, Inc. and NextReflex, Inc., which companies were engaged in the placement and marketing of direct response media.

As previously reported in our Current Report on Form 8-K dated March 3, 2006, we received gross proceeds of $4.5 million from the sale of 2,903,229 shares of our Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase 290,323 shares of our common stock.

Results of Operations

Revenue. For the year ended December 31, 2005, we had revenue of $4,944,549 as compared to $5,693,755 for the year ended December 31, 2004, a decrease of $749,206, or 13.2%. Our revenues are derived primarily from a combination of (i) the recurring fees we receive for managing our customers’ digital signage networks that we sell and/or operate, (ii) the sale price of hardware components and software products used in our proprietary digital signage network and (iii) the fees we received in connection with the delivery of consulting, maintenance and other digital signage services to our customers. The decrease in our revenues for the year ended December 31, 2005 as compared to the comparable period in 2004 was primarily due to a shift in our long-term business strategy and, to a lesser extent, our inability to service and invoice a significant customer with locations in Louisiana, Texas and other southern states during the third and fourth quarters of 2005 due to the effects of hurricanes Katrina and Rita in the third quarter of 2005. Historically, one significant component of our business has been the sale and distribution of brackets and fixtures to support the deployment of plasma screens and LCD screens. During the third quarter of 2005, we began to reduce our emphasis on being a distributor of these products and began shifting our primary focus to a more full-service digital media offering. For example, we recently launched several advertising-based revenue models whereby we derive revenue from the sale of advertising time on the digital signage networks that we manage for our venue providers. Advertisers pay us a negotiated fee for advertising time slots and for content creation and network management services and we often pay a percentage of such fees to the relevant venue provider. As a result, our revenue models now include, in addition to integration and equipment sales, subscription and management services, revenues from third-party advertising and marketing and content management with development services. We believe this vertical and horizontal integration will equate to a one-stop digital signage solution for our customers because they can secure all necessary equipment and services from one source rather than from multiple vendors. We believe that these offerings will position our company as a full-service digital media solution. Since we had not fully implemented these new advertising-based revenue models in 2005, the revenues we received using such models did not offset the loss of revenues from our strategic reduction in sales of brackets and fixtures.

Cost of Revenue. For the year ended December 31, 2005, we had cost of revenue of $3,559,955 as compared to $3,908,555 for the year ended December 31, 2004, a decrease of $348,600, or 8.9%. Cost of revenues primarily consists of the price we pay for hardware (e.g. video displays, media players and servers) that we integrate and install for our customers. The decrease was primarily the result of the decrease in the revenues outlined above. With such a decrease in revenue, the cost of revenue similarly decreased. We have also experienced a reduction in the cost of plasma screens, LCD screens and other network digital components that we sell to our customers under our “turn-key” (or “utility”) model. In this model, we purchase standard, off-the-shelf hardware components that we integrate and custom configure before deployment to our customers and we earn a profit on the difference between the sale price and our cost, in addition to the fees we receive for integrating, installing and operating the customer’s digital signage network.

General and Administrative Expenses. For the year ended December 31, 2005, we incurred general and administrative expenses of $3,396,261 as compared to $1,976,289 for the year ended December 31, 2004, an increase of $1,419,972, or 71.9%. This increase was primarily attributable to an increase of $458,959, or 288.3%, in the amount of professional and consulting fees we paid, to $618,167 for the year ended December 31, 2005 from $159,208 for the year ended December 31, 2004. Such increased professional and consulting fees resulted primarily from legal and accounting expenses we incurred in connection with our acquisition of IMPART and related and on-going filings with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934. Primarily due to amounts paid to our investor relations firm and the overhead expenses associated with an executive officer’s satellite office in 2005, our other general and administrative expenses increased to $1,006,362 for the year ended December 31, 2005 from $506,076 for the year ended December 31, 2004, an increase of $500,286, or 98.9%. Primarily as a result of increased compensation payable pursuant to the executive employment agreements entered into in connection with the acquisition of IMPART, wages and salaries expenses increased to $1,241,675 for the year ended December 31, 2005 from $975,608 for the year ended December 31, 2004, an increase of $266,067, or 27.3%.

Net Income (Loss). Primarily as a result of the reduced revenues and the significant increase in general and administrative expenses set forth above, we incurred a net loss of $2,420,327 for the year ended December 31, 2005 as compared to a net loss of $272,037 for the year ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2005, we had a cash balance of $66,641. Borrowings from related parties and proceeds from the sale of unsecured promissory notes were our principal sources of liquidity in 2005.

We are still in the early stages of executing our business strategy. Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. In the event that we cannot obtain additional funds if and when needed, or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment. We have recently sought and obtained additional capital through a secured line of credit and the sale of shares of our capital stock to institutional investors or other ‘accredited investors’ in private placements.

In the fourth quarter of 2005, we sold $277,000 in unsecured promissory notes in a private placement to “accredited investors”. The proceeds were used for working capital purposes. The notes, which bore interest at 8% per annum and had an original maturity date of January 1, 2006, which was subsequently extended, were repaid in March 2006 upon our receipt of institutional financing.

Subsequent to December 31, 2005, we consummated two financings. On January 27, 2006, we, together with our wholly owned subsidiary, IMPART, obtained a revolving credit facility of up to $6 million (the “Facility”) from Laurus Master Fund, Ltd. The term of the Facility is three (3) years and borrowings under the Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). The maximum principal amount of all borrowings under the Facility cannot exceed ninety percent (90%) of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate. On January 27, 2006, we requested and Laurus agreed to lend an initial draw under the Facility of $2 million, of which approximately $782,000 was used to satisfy in full, the existing bank debt of IMPART. The balance of the initial draw, less expenses of the Facility, has been used for general corporate and working capital purposes.

On March 3, 2006, we received gross proceeds of $4.5 million from the sale of 2,903,229 shares of our Series A Preferred Stock to six institutional investors, along with three-year warrants to purchase a like number of shares of our common stock. The net proceeds of the financing are being used for general corporate and working capital purposes.

It is likely that we will require additional capital in 2006 to realize our growth plans and strategy, which capital we will likely seek through additional borrowings under our secured line of credit or the sale of additional shares of our capital stock to institutional investors, or a combination of both. If we are unsuccessful in our efforts to raise additional capital when and as needed, we may not be able to implement or carry-out certain elements of our growth strategy, such as strategic acquisitions or additional investments in research and development.

At December 31, 2005, we had liquid assets of $833,091, consisting of cash and accounts receivable derived from operations. Long term assets of $1,299,421 consisted primarily of computer servers, media players and video display equipment used in operations.

Current liabilities of $5,328,409 at December 31, 2005 consisted primarily of $2,673,931 of accounts payable and accrued expenses, including related party amounts.

Our working capital deficit was $4,003,978 as of December 31, 2005 for the reasons described above.

During the year ended December 31, 2005, we used cash of $378,322 in operating activities, primarily as a result of the net loss we incurred during this period.

During the year ended December 31, 2005, we used net cash of $200,167 in investing activities, primarily for capital expenditures.

Financing activities, consisting primarily of proceeds from the sale and issuance of convertible notes and shares of our common stock, provided net cash of $582,785 during the year ended December 31, 2005.

ITEM 7.	FINANCIAL STATEMENTS

The reports of our independent auditors and our financial statements and associated notes are included in Part III, Item 13 of this Report beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of the end of the period covered by this Report. Based on such evaluation, our chief executive officer and chief financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our company in the reports that we file or submit under the Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management And Board Of Directors

The following sets forth the name, age and position of each director and executive officer of our company as of March 31, 2006:

Name	Age	Position(s)
Joseph Martinez	56	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Laird Laabs	50	President and Director
Michael Medico	59	Executive Vice President and President of IMPART Advertising Division
Steven Corey	51	Chief Strategy Officer
Thomas Muniz	51	Chief Operating Officer
Todd Weaver	31	Chief Technology Officer
Beverley Patterson	50	Vice President of Finance and Administration
Thomas O’Rourke	54	Executive Vice President - Marketing
Larry Calkins	51	Director
Ron Elgin	64	Director
Joachim Kempin	63	Director

All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the board of directors. There are no family relationships among any of the officers and directors.

Biographical information concerning our executive officers and directors is set forth below.

Joseph Martinez. Mr. Martinez has served as our Chief Executive Officer since March 2006. He has served as our Chief Financial Officer and the Chairman of our board of directors since June 2005, when we acquired IMPART in a reverse acquisition. From August 2004 until June 2005, Mr. Martinez served as a director of IMPART and as its Chief Executive Officer. From 2002 until 2004, he was a financial advisor to IMPART. In 2002, Mr. Martinez formed Core Venture Partners, LLC, a merchant-banking and financial advisory firm. From 1998 to 2002, he was the President and Chief Executive Officer of Centaur Partners, a Silicon Valley-based investment bank.

Laird Laabs. Mr. Laabs has served as our President and a member of our board of directors since June 2005, when we acquired IMPART in a reverse acquisition. Mr. Laabs had been a co-founder of IMPART and, prior to the acquisition, served as one of its directors and as an executive officer since its incorporation in 1984. From 2004 until the acquisition in June 2005, he served as IMPART’s President. From 1995 until June 2005, Mr. Laabs also served as Vice President and a director of Media SideStreet Corporation, a provider of subscription-based media content that was acquired by IMPART in June 2005 immediately prior to our acquisition of IMPART.

Michael Medico. Mr. Medico has served as an Executive Vice President of our company and President of IMPART Media Advertising, Inc., our wholly-owned subsidiary, since February 2006. Mr. Medico was the founder of E&M Advertising, Inc., NextReflex, Inc. and E&M West/Camelot Media, Inc., and served as a director and chief executive officer of such companies since their dates of incorporation in 1981, 2000 and 2002, respectively, until we purchased their assets in February 2006.

Steven Corey. Mr. Corey has served as our Chief Strategy Officer since June 2005, when we acquired IMPART in a reverse acquisition. Mr. Corey was a co-founder of IMPART and, prior to the acquisition, served as one of its directors and as its Chairman since its incorporation in 1984. From 1995 until our acquisition of IMPART in June 2005, Mr. Corey also served as a director of Media SideStreet Corporation.

Thomas Muniz. Mr. Muniz has served as our Chief Operating Officer since June 2005, when we acquired IMPART in a reverse acquisition, and as Secretary of our company since March 2006. He also served as our Chief Technology Officer from June 2005 until February 2006. From 2003 until June 2005, Mr. Muniz served as Chief Operating Officer and Chief Technology Officer of IMPART. He was also a co-founder of Media SideStreet Corporation and served as its President and as a director from 1995 until it was acquired by IMPART in June 2005.

Todd Weaver. Mr. Weaver has served as our Chief Technology Officer since February 2006. From September 2005 until February 2006, he served as our Vice President of Technology. From 2003 until February 2005, Mr. Weaver served as a senior design engineer of Amazon.com, Inc. From 1999 until 2003, Mr. Weaver served as Lead Developer of Entertainment Works, and from 1999 until 2006, he was employed as an internet developer by The American Lung Association.

Beverley Patterson. Ms. Patterson has served as our Vice President of Finance and Administration since March 2006. From 2001 until March 2005, she was a self-employed consultant to small and mid-sized firms. Prior to 2001, Ms. Patterson held various finance and accounting-related positions, including positions as Vice President of Finance and Controller for Frazier & Co. from 2000 to 2001 and for NMM from 1998 to 1999. She is a certified public accountant.

Thomas O’Rourke. Mr. O’Rourke has served as our Executive Vice President of Marketing since June, 2005, when IMPART acquired iPoint Networks, LLC and we acquired IMPART. Mr. O’Rourke founded iPoint Networks, LLC in 2002 and served as its Chief Executive Officer until June 2005. From January 2001 until March 2002, Mr. O’Rourke was employed as the Executive Vice President of Product and Market Development of Civia Media Group (“Civia”), a media start-up company. From January 2000 until his employment with Civia, Mr. O’Rourke headed the International Design Studio at NBBJ Design, an international architectural firm headquartered in Seattle, where he worked on large projects focused on integrating media technology strategies with building and architectural concepts. In 1989, Mr. O’Rourke founded and operated The Pixel Company, a software company specializing computer development and internet technologies, which was acquired by NEC/Packard Bell Corporation in 1994.

Larry D. Calkins. Mr. Calkins has served on our board of directors since January 2006. Since 1985, Mr. Calkins has been employed in various executive capacities at Holland America Line Inc., and has served as its Chief Financial Officer since February 1994.

Ronald Elgin. Mr. Elgin has served on our board of directors since February 2006. Since 1994, Mr. Elgin has served as the Chief Executive Officer and President of DDB Seattle, Inc., a division of DDB Worldwide Communications Group, Inc. (“DDB Worldwide”), an international marketing services company. In 1981, Mr. Elgin co-founded ElginSyferd Inc., and served that company in various executive capacities until it was acquired by DDB Worldwide in 1994.

Joachim Kempin. Mr. Kempin has served on our board of directors since September 2005. From 1983 until his retirement in November 2002, Mr. Kempin was employed in various capacities at MicroSoft Corp. Most recently, he was a senior vice president in its OEM division for over 10 years. He has also been a member of the board of directors of adisoft AG of Karlsrhue, Germany and Rhodes Architectural Stone of Seattle, Washington since May 2000 and September 2001, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms furnished to us during the year ended December 31, 2005, and representations made by certain persons subject to the Section 16(a) reporting obligations that such filings were not required to be made, we believe that for the year ended December 31, 2005 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent shareholders were complied with, except for the following filings that were not made in a timely manner:

A Statement of Change in Beneficial Ownership on Form 4 filed by David Lott, our former Chief Executive Officer and a former director, as the reporting person on behalf of The David V. Lott Living Trust dated April 1995, of which he is the sole trustee, with respect to (i) a disposition of shares in February 2005, (ii) a disposition of shares pursuant to a court order in March 2005, (iii) two dispositions of shares of the trust in June 2005, (iv) four dispositions of shares in June 2005, (iv) three dispositions of shares in July and August 2005, (v) dispositions of shares in August and September 2005, (vi) a disposition of shares in October 2005 and (vii) a disposition of shares of the trust in December 2005.

A Statement of Change in Beneficial Ownership on Form 4 filed by Philip Worack, a former director, with respect to an acquisition of shares in February 2005 as payment for consulting services rendered by Mr. Worack prior to his election to our board of directors.

A Statement of Change in Beneficial Ownership on Form 4 filed by Kirk Krajewski, a former director, with respect to an acquisition of shares in March 2005.

An Initial Statement of Beneficial Ownership on Form 3 filed by Joseph Martinez, our Chairman, Chief Executive Officer and Chief Financial Officer, upon Mr. Martinez becoming an executive officer of our company and with respect to an acquisition of shares by Mr. Martinez in June 2005 in connection with our acquisition of IMPART and Statements of Change in Beneficial Ownership on Form 4 with respect to (i) an acquisition of shares by Mr. Martinez in December 2005 upon the cancellation of promissory notes held by Mr. Martinez and (ii) a grant to Mr. Martinez of options to purchase shares of our common stock in December 2005.

An Initial Statement of Beneficial Ownership on Form 3 filed by Laird Laabs, our President and a director, upon Mr. Laabs becoming an executive officer of our company and with respect to an acquisition of shares by Mr. Laabs in June 2005 in connection with our acquisition of IMPART and Statements of Change in Beneficial Ownership on Form 4 with respect to (i) an acquisition of shares by Mr. Laabs in December 2005 upon the cancellation of promissory notes held by Mr. Laabs and (ii) a grant to Mr. Laabs of options to purchase shares of our common stock in December 2005.

An Initial Statement of Beneficial Ownership on Form 3 filed by Steven Corey, our Chief Strategy Officer, upon Mr. Corey becoming an executive officer of our company and with respect to an acquisition of shares by Mr. Corey in June 2005 in connection with our acquisition of IMPART and Statements of Change in Beneficial Ownership on Form 4 with respect to (i) an acquisition of shares by Mr. Corey in December 2005 upon the cancellation of promissory notes held by Mr. Corey and (ii) a grant to Mr. Corey of options to purchase shares of our common stock in December 2005.

An Initial Statement of Beneficial Ownership on Form 3 filed by Thomas Muniz, our Chief Operating, upon Mr. Muniz becoming an executive officer of our company and with respect to an acquisition of shares by Mr. Muniz in June 2005 in connection with our acquisition of IMPART and Statements of Change in Beneficial Ownership on Form 4 with respect to (i) an acquisition of shares by Mr. Muniz in December 2005 upon the cancellation of promissory notes held by Mr. Muniz and (ii) a grant to Mr. Muniz of options to purchase shares of our common stock in December 2005.

An Initial Statement of Beneficial Ownership on Form 3 filed by Thomas O’Rourke, our Executive Vice President of Marketing, upon becoming an executive officer of our company and with respect to (i) an acquisition of shares in December 2005 upon the cancellation of a promissory note and (ii) a grant of options to purchase shares of our common stock in December 2005.

An Initial Statement of Beneficial Ownership on Form 3 filed by Joachim Kempin, a director of our company, upon becoming a director of our company and with respect to a grant of options to purchase shares of our common stock in December 2005.

Except as disclosed, we are not aware of any transactions in our outstanding securities by or on behalf of any director, executive officer or ten percent shareholder that would require the filing of any report pursuant to Section 16(a) during the year ended December 31, 2005 that has not been filed with the Securities and Exchange Commission.

Code Of Ethics

We have adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, and all other officers, directors and employees. A copy of our code of ethics also is attached as Exhibit 14.1 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004. A copy of our code of ethics is also available on our website at http://www.impartmedia.com.

Item 10.	Executive Compensation

The following Summary Compensation Table sets forth certain information concerning the compensation of our Chief Executive Officer and our most highly compensated executive officers, other than the Chief Executive Officer (collectively, the “Named Executive Officers”), for each of the years ended December 31, 2005, 2004 and 2003:

SUMMARY COMPENSATION TABLE

					Long Term Compensation Awards
		Annual Compensation			Awards		Payouts
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

David Lott(1)	2005	150,000	-0-	-0-	-0-	75,000	-0-	-0-
Chief Executive Officer	2004	87,500	-0-	-0-	-0-	N/A	-0-	93,000
	2003	84,000	-0-	-0-	-0-	N/A	-0-	214,373

Joseph Martinez(2)	2005	120,000	-0-	-0-	-0-	75,000	-0-	-0-
Chief Executive Officer and	2004	40,000	-0-	-0-	-0-	N/A	-0-	-0-
Chief Financial Officer	2003	N/A	-0-	-0-	-0-	N/A	-0-	-0-

Laird Laabs(3)	2005	80,000	-0-	-0-	-0-	75,000	-0-	-0-
President	2004	80,000	-0-	-0-	-0-	N/A	-0-	-0-
	2003	80,000	-0-	-0-	-0-	N/A	-0-	-0-

Steven Corey(4)	2005	80,000	-0-	-0-	-0-	75,000	-0-	-0-
Chief Strategy Officer	2004	80,000	-0-	-0-	-0-	N/A	-0-	-0-
	2003	80,000	-0-	-0-	-0-	N/A	-0-	-0-

Thomas Muniz(5)	2005	84,000	-0-	-0-	-0-	75,000	-0-	-0-
Chief Operating Officer	2004	84,000	-0-	-0-	-0-	N/A	-0-	-0-
and Chief Technology Officer	2003	84,000	-0-	-0-	-0-	N/A	-0-	-0-

Thomas O’Rourke(6)	2005	120,000	-0-	-0-	-0-	52,500	-0-	-0-
Executive Vice President -	2004	N/A	-0-	-0-	-0-	N/A	-0-	-0-
Marketing	2003	N/A	-0-	-0-	-0-	N/A	-0-	-0-

_________________

(1)
Mr. Lott resigned as our Chief Executive Officer in March 2006 and was succeeded by Mr. Martinez. Mr. Lott’s salary in 2004 was comprised of $52,500 representing accrued but unpaid salary for services rendered as our President and Chief Executive Officer from August 2004 through December 2004. In January 2005, we issued to Mr. Lott 100,000 shares (split adjusted) of our common stock in satisfaction of the $52,500 debt owed to Mr. Lott. The closing price our common stock on the grant date as reported on the over-the-counter bulletin board was $1.14 per share. The entire amount of Mr. Lott’s salary in 2003 represents accrued but unpaid salary for services rendered in 2003. On August 31, 2004, we issued a promissory note to Mr. Lott in the principal amount of $385,306.78, of which $84,000 represented the amount of accrued but unpaid salary for 2003. Such promissory note was converted into 607,397 shares of our common stock in January 2006 in full satisfaction of the outstanding amounts owed thereunder. The closing price our common stock on the grant date as reported on the over-the-counter bulletin board was $2.40 per share.

(2)
Mr. Martinez was appointed our Chief Executive Officer in March 2006 and our Chief Financial Officer effective June 30, 2005. Prior to June 30, 2005, Mr. Martinez served as the Chief Executive Officer of IMPART, which was acquired by us on June 30, 2005. All of Mr. Martinez’s salary represented above for the years 2004 and 2005 was accrued but unpaid. At March 31, 2006, none of such salary has been paid to Mr. Martinez.

(3)
Mr. Laabs was appointed our President effective June 30, 2005. Prior to June 30, 2005, Mr. Laabs served as the President of IMPART, which was acquired by us on June 30, 2005. Compensation paid to Mr. Laabs in 2005 included salary of $40,000 paid by our company after the acquisition of IMPART and salary of $40,000 paid by IMPART prior to the acquisition. Compensation in 2004 and 2003 represented compensation paid to Mr. Laabs by IMPART.

(4)
Mr. Corey was appointed our Chief Strategy Officer effective June 30, 2005. Prior to June 30, 2005, Mr. Corey served as the Chief Strategy Officer of IMPART, which was acquired by us on June 30, 2005. Compensation paid to Mr. Corey in 2005 included salary of $40,000 paid by our company after the acquisition of IMPART and salary of $40,000 paid by IMPART prior to the acquisition. In each of 2003 and 2004, $40,000 of Mr. Corey’s salary represented accrued but unpaid salary. On January 30, 2006, we issued 80,000 shares of our common stock to Mr. Corey in full satisfaction of the $80,000 in accrued but unpaid salary. The closing price our common stock on the grant date as reported on the over-the-counter bulletin board was $.95 per share.

(5)
Mr. Muniz was appointed our Chief Operating Officer and Chief Technology Officer effective June 30, 2005. Prior to June 30, 2005, Mr. Muniz served as the Chief Operating Officer and Chief Technology Officer of IMPART, which was acquired by us on June 30, 2005. Compensation paid to Mr. Muniz in 2005 included salary of $42,000 paid by our company after the acquisition of IMPART and salary of $42,000 paid by IMPART prior to the acquisition. Compensation in 2004 and 2003 represents compensation paid to Mr. Muniz by IMPART. Mr. Muniz resigned as our Chief Technology Officer in February 2006 but remained as our Chief Strategy Officer.

(6)
Mr. O’Rourke was appointed our Executive Vice President - Marketing effective June 30, 2005. Prior to June 30, 2005, Mr. O’Rourke served as the Executive Vice President - Marketing of IMPART, which was acquired by us on June 30, 2005. Compensation paid to Mr. O’Rourke in 2005 included salary of $60,000 paid by our company after the acquisition of IMPART and salary of $60,000 paid by IMPART prior to the acquisition.

EQUITY INCENTIVE PLAN

In December 2005, we adopted the IMPART Media Group, Inc. 2006 Equity Incentive Plan (the “Option Plan”) for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants. We have reserved 2,000,000 shares of our common stock for issuance under the Option Plan. The Option Plan has a term of ten years. The Option Plan provides for the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Option Plan is administered by our board of directors. The exercise price for non-statutory stock options may be equal to or more than 100 percent of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of common stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our issued and outstanding shares of common stock).

Options granted under the Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our common stock) and generally vest in equal installments over a five-year period unless otherwise provided in such optionee’s employment agreement or other agreement. Options generally terminate three months after the optionee’s termination of employment by our company for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

The Option Plan also provides for grants of stock appreciation rights (“SARs”), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of our common stock on the exercise date and the exercise price of the SAR. The exercise price of any SAR granted under the Option Plan will be determined by our board of directors in its discretion at the time of the grant. SARs granted under the Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate three months after the grantee’s termination of employment by our company for any reason other than death, disability or retirement. Although our board of directors has the authority to grant SARs, it does not have any present plans to do so.

Restricted stock awards, which are grants of shares of common stock that are subject to a restricted period during which such shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed of, or mortgaged, pledged or otherwise encumbered, may also be made under the Option Plan. At this time, our board of directors has not granted, and does not have any plans to grant, restricted shares of common stock. A copy of the Option Plan is attached hereto as Exhibit 10.29 to this Report.

The following table sets forth information with respect to the stock options granted to the Named Executive Officers during the year ended December 31, 2005.

OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 2005
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
David Lott	75,000	10.6%	$0.77	12/28/2010
Joseph Martinez	75,000	10.6%	$0.77	12/28/2010
Laird Laabs	75,000	10.6%	$0.77	12/28/2010
Steven Corey	75,000	10.6%	$0.77	12/28/2010
Thomas Muniz	75,000	10.6%	$0.77	12/28/2010
Thomas O’Rourke	52,500	7.4%	$0.77	12/28/2010

The following table sets forth information with respect to each exercise of stock options during the year ended December 31, 2005 by each of the Named Executive Officers and the value at December 31, 2005 of all unexercised stock options held by such persons.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
DECEMBER 31, 2005 AND DECEMBER 31, 2005 OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005 Exercisable/Unexercisable	Value of Unexercised In-the-money options at December 31, 2005 Exercisable/Unexercisable (1)
David Lott	0	$-	25,000/75,000	$-
Joseph Martinez	0	$-	25,000/75,000	$-
Laird Laabs	0	$-	25,000/75,000	$-
Steven Corey	0	$-	25,000/75,000	$-
Thomas Muniz	0	$-	25,000/75,000	$-
Thomas O’Rourke	0	$-	17,500/52,500	$-
____________

(1)	Potential unrealized value is calculated as the fair market value at December 31, 2005 ($.71 per share on the OTC-Bulletin Board), less the option exercise price, multiplied by the number of shares.

Compensation of Directors

Employee directors are not additionally compensated for board services. Non-employee independent directors are eligible to receive ten-year stock options that vest over a three year period with an exercise price of $0.77 upon being elected to our board of directors. Mr. Joachim Kempin was granted 6,000 options on December 30, 2005, 2,000 of which vested immediately upon such grant with the remaining two-thirds vesting equally on the second and third anniversaries of the grant date.

Employment Agreements

On February 28, 2006, we entered into an employment agreement with Michael Medico, pursuant to which Mr. Medico serves as an Executive Vice President of our company and President of our Advertising Division. The term of the agreement expires on December 31, 2008. The agreement provides that Mr. Medico will receive an annual base salary of $125,000. In addition to his base salary, Mr. Medico will be entitled to receive an annual cash bonus based on a percentage of our Advertising Division’s EBITDA (as defined) and cash commissions equal to a percentage of the advertising sales by our Advertising Division and of certain hardware sales by our company. In the event his employment is terminated for any reason other than (i) by us for Cause (as defined) or (ii) by him for Good Reason (as defined), we are required to pay Mr. Medico a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) the 12-month period following the effective date of termination.

On June 30, 2005, we entered into an employment agreement with Joseph Martinez, pursuant to which Mr. Martinez serves as Chief Financial Officer of our company. The agreement provides for a three-year employment term and an annual base salary of $120,000. The employment agreement also provides that, in the event his employment is terminated for any reason other than (i) by us for Cause (as defined) or (ii) by Mr. Martinez for Good Reason (as defined), we will pay to Mr. Martinez a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) 12 months following the effective date of termination.

On June 30, 2005, we entered into an employment agreement with Laird Laabs, pursuant to which Mr. Laabs serves as President of our company. The agreement provides for a three-year employment term and an annual base salary of $120,000. His employment agreement also provides that, in the event his employment is terminated for any reason other than (i) by us for Cause (as defined) or (ii) by Mr. Laabs for Good Reason (as defined), we will pay to Mr. Laabs a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) 12 months following the effective date of termination.

On June 30, 2005, we entered into an employment agreement with Steven Corey, pursuant to which Mr. Corey serves as Chief Strategy Officer of our company. The agreement provides for a three-year employment term and an annual base salary of $120,000. The employment agreement also provides that, in the event his employment is terminated for any reason other than (i) by us for Cause (as defined) or (ii) by Mr. Corey for Good Reason (as defined), we will pay to Mr. Corey a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) 12 months following the effective date of termination.

On June 30, 2005, we entered into an employment agreement with Tom Muniz, pursuant to which Mr. Muniz serves as Chief Operating Officer and Chief Technology Officer of our company. The agreement provides for a three-year employment term and an annual base salary of $120,000. His employment agreement also provides that, in the event his employment is terminated for any reason other than (i) by us for Cause (as defined) or (ii) by Mr. Muniz for Good Reason (as defined), we will pay to the executive a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) 12 months following the effective date of termination. Mr. Muniz resigned from his position of Chief Technology Officer in February 2006. The terms of his employment agreement were unchanged as a result of his resignation.

On June 30, 2005, we entered into an employment agreement with David Lott, pursuant to which Mr. Lott served as Chief Executive Officer of our company from June 30, 2005 until his resignation on March 31, 2006. The agreement provided for a three-year employment term and an annual base salary of $120,000. On March 31, 2006, we entered into a Separation Agreement with Mr. Lott pursuant to which we will pay Mr. Lott a severance amount (less certain deductions) equal to his annual base salary of $120,000 for a period of 12 months following the date of his resignation, which amount will be payable in periodic installments in accordance with our payroll practices. We also agreed to accelerate the vesting period of options held by Mr. Lott to purchase 50,000 shares of our common stock. Under the agreement, Mr. Lott agreed to certain non-solicitation restrictions with respect to our employees and clients. The severance agreement does not restrict Mr. Lott from engaging in a business competitive with the business of our company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2006 regarding beneficial stock ownership of our common stock by (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our Named Executive Officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Address	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

Steven Corey(2)	(5)	3,111,998	13.57%
Laird Laabs(3)	(5)	2,627,413	11.46%
David V. Lott(4)	197 Falling Leaf Court Reeds Spring, MO 65737	1,249,941	5.45%
Joseph Martinez(6)	(5)	847,519	3.70%
Thomas Muniz(7)		839,636	3.66%
Thomas O’Rourke(8)		503,750	2.20%
Beverley Patterson		0	*
Todd Weaver(9)		20,000	*
Larry Calkins(10)		2,000	*
Michael Medico		*	*
Ronald Elgin		*	*
Joachim Kempin(11)		2,000	*
All directors and named executive officers as a group (12 persons)			34.78%
_________________

*	Constitutes less than 1%.

(1)
For purposes of this table, information as to the beneficial ownership of shares of our common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. The percentages in this table are based upon a total of 20,004,158 shares outstanding as of March 31, 2006, including 2,903,229 shares issuable upon conversion of the outstanding shares of our Series A convertible preferred stock. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person has the right to acquire within 60 days after March 31, 2006. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after March 31, 2006 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

(2)	Includes 3,086,998 shares of our common stock owned of record and 25,000 shares of our common stock issuable upon the exercise of outstanding options.

(3)	Includes 2,602,413 shares of our common stock owned of record and 25,000 shares of our common stock issuable upon the exercise of outstanding options.

(4)
Includes 409,101 shares of our common stock owned of record by The David V. Lott Living Trust, of which Mr. Lott serves as trustee with sole voting and investment power, and 25,000 shares of our common stock issuable upon exercise of outstanding options.

(5)	The address of such person is c/o IMPART Media Group, Inc., 1300 N. Northlake Way, Seattle, WA 98103.

(6)	Includes 822,519 shares of our common stock owned of record and 25,000 shares of our common stock issuable upon the exercise of outstanding options.

(7)	Includes 814,636 shares of our common stock owned of record and 25,000 shares of our common stock issuable upon the exercise of outstanding options.

(8)	Includes 468,750 shares of our common stock owned of record and 17,500 shares of our common stock issuable upon the exercise of outstanding options.

(9)	Includes 20,000 shares of our common stock issuable upon the exercise of outstanding options.

(10)	Includes 2,000 shares of our common stock issuable upon the exercise of outstanding options.

(11)	Includes 2,000 shares of our common stock issuable upon the exercise of outstanding options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, we issued 100,000 shares (split adjusted) of common stock to David Lott, our Chief Executive Officer and Chairman at that time, at $1.14 per share. On the date of issuance, the market price of our common stock was $1.14 per share. Such shares were issued in satisfaction of a debt we owed to Mr. Lott, representing accrued but unpaid salary for his services rendered from August 2004 through December 2004.

We are the tenant under a lease agreement, dated June 24, 1998, with 1300 North Northlake Way LLC, a Washington limited liability company (“Landlord”). The principals of the Landlord are Laird Laabs, our President and a stockholder and director of our company and Steven Corey, our Chief Strategy Officer and a stockholder of our company.

Messrs. Laabs and Corey and Steven Boscacci, Shane Bumbalo and Stretton S. Brown, each a shareholder of our company, are parties to a Registration Rights Agreement, dated as of June 30, 2005, by and among our company and such persons pursuant to which such persons have demand and “piggyback” registration rights with respect to certain shares of our common stock owned by them.

On November 4, 2005, we entered into an agreement (the “Letter Agreement”) with certain stockholders of our company, including Joseph Martinez, our Chief Executive Officer, Chief Financial Officer and Chairman, Laird Laabs, our President and one of our directors, Steven Corey, our Chief Strategy Officer, and Tom Muniz, our Chief Operating Officer, pursuant to which we agreed to issue to each of such stockholders a promissory note in lieu of the issuance of the additional shares of our common stock that were required to be issued under the terms of the Agreement and Plan of Merger, dated as of June 30, 2005, among IMPART, our company and Limelight Merger II Corp., a Washington corporation (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each stockholder who owned shares of IMPART (the “IMPART Stockholders”) as of June 30, 2005 was entitled to receive a certain number of additional shares of our common stock following the consummation of such transaction. The aggregate number of shares issuable was approximately 2,875,000 million shares. The Letter Agreement provided that the principal amount of each such promissory note issued in lieu of shares would equal the number of additional shares of common stock that such IMPART Stockholder was entitled to receive pursuant to the Merger Agreement multiplied by $.08. In connection with the Letter Agreement, we issued promissory notes to the IMPART Stockholders in the aggregate principal amount of $4.6 million. The principal amount of such promissory notes, together with accrued interest thereon at the rate of 6% per annum, was to be paid on or before November 4, 2007. Effective December 30, 2005, the IMPART Stockholders agreed to cancel such promissory notes and to convert the outstanding principal and interest represented thereby into an aggregate of 2,934,991 shares of our common stock.

In the fourth quarter of 2005, we issued to David Lott, our Chief Executive Officer and a director at that time, 287,350 shares of our common stock in consideration for his pledge of an aggregate of 287,350 shares of our common stock beneficially owned by him to two lenders as security for loans made by him to our company in the aggregate principal amount of $192,780.12. The shares pledged by Mr. Lott as security for the loan were foreclosed upon by such lenders following an alleged breach of the loan documents and as result, in January 2006, we issued a replacement amount of 287,350 shares of our common stock to satisfy the outstanding loan obligation to Mr. Lott.

On August 31, 2004, we executed a promissory note in favor of David Lott, our Chief Executive Officer and a director at that time, in the principal amount of $385,306.78, representing an amount comprised of outstanding loans Mr. Lott made to the company and accrued but unpaid compensation due to Mr. Lott for services rendered in 2003. The promissory note bore interest at the rate of 9% per annum and was payable on demand. In January 2006, we repaid the full outstanding amount of this note by issuing 607,397 shares of our common stock to Mr. Lott.

In connection with a settlement agreement in the fourth quarter of 2005, David Lott, our Chief Executive officer and a director at that time, paid on our behalf, an outstanding litigation judgment. In November 2005, we repaid Mr. Lott $58,037.31, representing the full outstanding amount Mr. Lott paid on our behalf.

On June 30, 2005, we issued a promissory note in the principal amount of $250,000 to Thomas O’Rourke, our Executive Vice President of Marketing and a stockholder of our company, as payment in part of the purchase price paid by IMPART for substantially all of the assets of iPoint Networks, LLC, a company owned by Mr. O’Rourke. The promissory note bore interest at the rate of eight percent (8%) per annum and matured on June 30, 2006. We paid all outstanding amounts due under this promissory note in January 2006.

During April 2005, we issued two promissory notes to Laird Laabs, our President and a director of our company, and Steven Corey, our Chief Strategy Officer, in the amount of $16,000 and $20,000, respectively, to pay for equipment we purchased from IMPART. The promissory note issued to Mr. Laabs accrued interest at the rate of 20% per annum. The promissory note issued to Mr. Corey accrued interest at the rate of 8.5% percent per annum. These promissory notes were paid in full on April 11, 2006.

On June 30, 2005, IMPART entered into an asset purchase agreement with Media Side Street Corporation (“MSSCO”) to purchase substantially all of the assets of MSSCO for a purchase price of $1,027,965. The stockholders of MSSCO were Laird Laabs, who also served as President of IMPART and Steven Corey, who also served as Secretary of IMPART. Thomas Muniz, our Chief Operating Officer was the founder and served as the President of MSSCO.

ITEM 13.	EXHIBITS

(A)(1) FINANCIAL STATEMENTS:

(A)(2) EXHIBITS:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The firm of L.L. Bradford & Company served as our independent public accountants during the fiscal year ended December 31, 2004 and for the three fiscal quarters ended September 30, 2005. The aggregate fees billed by L. L. Bradford & Company, LLC for the audit of our financial statements included in our annual report on Form 10-KSB and for the review of our financial statements included in our quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2004 was $16,000. The aggregate fees billed by L. L. Bradford & Company, LLC for the review of our financial statements included in our quarterly reports for the three fiscal quarters ended September 30, 2005 totaled $27,335. As previously reported on our Current Report on Form 8-K dated March 6, 2006 (as filed with the Securities and Exchange Commission on March 9, 2006), we appointed Peterson Sullivan P.L.L.C., the historical independent public accountants of IMPART, Inc. ("IMPART") as our independent public accountants for our fiscal year ended December 31, 2005.

The firm of Peterson Sullivan P.L.L.C. served as independent public accountants for IMPART during the fiscal year ended December 31, 2004 and until June 30, 2005. For the fiscal year ended December 31, 2004, fees billed by Peterson Sullivan P.L.L.C. in connection with the 2004 audit of IMPART’s financial statements included in our Current Report on Form 8-K/A dated June 30, 2005 (as filed with the Securities and Exchange Commission September 23, 2005) totaled $7,925. In addition, the aggregate fees billed by Peterson Sullivan P.L.L.C. for the audit of our financial statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 were $14,500. Peterson Sullivan P.L.L.C. did not review any of our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2004 or 2005.

Audit-Related Fees

The aggregate fees billed by L. L. Bradford & Company, LLC in each of fiscal years 2005 and 2004 for assurance and related services by L.L. Bradford & Company, LLC that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above, was $4,740.

We were not billed any fees by Peterson Sullivan P.L.L.C. in either of fiscal years 2005 and 2004 for assurance and related services by Peterson Sullivan P.L.L.C. that are reasonably related to the audit or review of our financial statements or the financial statements of IMPART and that were not covered in the Audit Fees disclosure above.

Tax Fees

We were not billed any amounts by L. L. Bradford & Company, LLC in either of fiscal years 2005 and 2004 for professional services rendered by the L.L. Bradford & Company, LLC for tax compliance, tax advice or tax planning.

The aggregate fees billed by Peterson Sullivan P.L.L.C. in connection with the preparation of tax returns and tax advice related thereto for the fiscal years 2005 and 2004 were $3,060 and $1,450, respectively.

All Other Fees

There were no fees billed in years fiscal 2005 or 2004 for professional services rendered by either of L.L. Bradford & Company, LLC or Peterson Sullivan P.L.L.C. except as disclosed above.

Board Of Directors Pre-Approval

In accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X under the Act, as amended, our board of directors formally adopted resolutions pre-approving our engagement of L. L. Bradford & Company, LLC to act as our independent auditors for our fiscal year ended December 31, 2004. On March 16, 2006, our board of directors formally adopted resolutions pre-approving our engagement of Peterson Sullivan P.L.L.C. to act as our independent auditors for our fiscal year ended December 31, 2005. L. L. Bradford & Company, LLC and Peterson Sullivan P.L.L.C. performed all work described above with its full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006	IMPART Media Group, Inc.

By: /s/ Joseph Martinez
Joseph Martinez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Joseph Martinez	Chief Executive Officer (principal
Joseph Martinez	executive officer), Chief
April 17, 2006	Financial Officer (principal
accounting officer) and Chairman
of the Board of Directors

/s/ Laird Laabs	Director
Laird Laabs
April 17, 2006

/s/Joachim Kempin	Director
Joachim Kempin
April 17, 2006

/s/Larry Calkins	Director
Larry Calkins
April 17, 2006

/s/Ron Elgin	Director
Ron Elgin
April 17, 2006

IMPART MEDIA GROUP, INC.

FINANCIAL REPORT

DECEMBER 31, 2005

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 and F-2

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS	F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 and F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-28

PETERSON SULLIVAN PLLC

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.7777 sFax 206.382.7700
601 UNION STREET, SUITE 2300	http://www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Impart Media Group, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Impart Media Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impart Media Group, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

Seattle, Washington
March 24, 2006

IMPART MEDIA GROUP, INC.
(formerly known as Limelight Media Group, Inc.)

CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current Assets
Cash	$66,641
Accounts receivable, net	766,450
Inventory	483,538
Prepaid expenses and other current assets	7,802

Total current assets	1,324,431

Fixed Assets, net	1,269,804

Other Assets	29,617

Total assets	$2,623,852

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,654,117
Accrued expenses	152,094
Customer deposits	224,163
Accrued compensation	297,491
Lines of credit	187,780
Notes payable	994,650
Due to related parties	570,229
Notes payable - related parties	1,227,759
Capital lease obligation - current portion	20,126

Total current liabilities	5,328,409

Capital Lease Obligation - long-term portion	96,430

Total liabilities	5,424,839

Commitments and Contingencies

Shareholders' Deficit
Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-
Common stock - $.001 par value, 100,000,000 shares authorized, 15,418,915 shares issued and	15,338
Additional paid-in capital	1,369,668
Accumulated deficit	(4,185,993)

Total shareholders' equity (deficit)	(2,800,987)

Total liabilities and stockholders' deficit	$2,623,852

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(formerly known as Limelight Media Group, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenues
Equipment sales	$4,413,390	$5,035,435
Management fees	372,537	532,632
Consulting and design services	158,622	125,688

Total revenues	4,944,549	5,693,755

Cost of revenues	3,559,955	3,908,555

Gross profit	1,384,594	1,785,200

General and administrative expenses
Professional and consulting	618,167	159,208
Selling and marketing	155,930	145,339
Depreciation	158,868	12,844
Wages and salaries	1,241,675	975,608
Rent expense	215,259	177,214
Other general and administrative expenses	1,006,362	506,076

	3,396,261	1,976,289

Loss from operations	(2,011,667)	(191,089)

Other income (expense)
Other income	38,822	14,776
Impairment of cash equivalent credits	(125,000)
Interest expense	(322,482)	(95,724)

Loss before provision for income taxes	(2,420,327)	(272,037)

Income tax provision

Net loss	$(2,420,327)	$(272,037)

Net loss per share - basic and diluted	$(0.28)	$(0.07)

Basic and diluted average common shares outstanding	8,739,026	3,938,427

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(formerly known as Limelight Media Group, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004

	Common Stock		Additional	Cash Equivalent Credit Paid in	Receivable Related to Issuance of		Total
	Shares		Paid-In	Common	Common	Accumulated	Stockholders'
	Outstanding	Amount	Capital	Stock	Stock	Deficit	Deficit
Balances, December 31, 2003	3,938,427	$3,938	$355,197	$-	$-	$(1,493,629)	$(1,134,494)
Net loss					-	(272,037)	(272,037)
Balances, December 31, 2004	3,938,427	3,938	355,197	-	-	(1,765,666)	(1,406,531)
Issuance of common stock for accrued compensation	1,008,688	1,009	267,337	-	-	-	268,346
Issuance of common stock for Ipoint Transaction	468,750	469	749,531	-	-	-	750,000
Issuance of common stock for acquisition of Impart, Inc. (a recapitalization)	9,650,618	9,651	(757,706)	(125,000)	(5,000)	-	(878,055)
Issuance of common stock for services	206,250	206	274,344	-	-	-	274,550
Issuance of options and warrants for services and interest	-	-	416,280	-	-		416,280
Issuance of common stock in satisfaction of due to related parties	4,750	5	5,695	-	-	-	5,700
Proceeds from receivable related to issuance of common stock	-	-	-	-	5,000	-	5,000
Issuance of common stock in satisfaction of convertible loan payable (including accrued interest of $1,040)	10,000	10	11,040	-	-	-	11,050
Issuance of common stock in satisfaction of other liability (including interest expense of $12,301)	50,000	50	47,950	-	-	-	48,000
Impairment of cash equivalent credits				125,000			125,000
Net loss	-	-	-	-	-	(2,420,327)	(2,420,327)
Balances, December 31, 2005	15,337,483	$15,338	$1,369,668	$-	$-	$(4,185,993)	$(2,800,987)

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(formerly known as Limelight Media Group, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities
Net loss	$(2,420,327)	$(272,037)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock-based compensation	690,830
Write-off of cash equivalent credit	125,000
Depreciation	152,311	21,580
Change in operating assets and liabilities, net of acquired assets and liabilities due to reverse merger
Accounts receivable	324,782	(430,148)
Inventory	(128,942)	(3,687)
Prepaid expenses and other current assets	18,201	6,181
Accounts payable	390,150	164,343
Accrued expenses	75,645
Customer deposits	96,537	(288,716)
Accrued compensation	297,491	268,346

Net cash flows from operating activities	(378,322)	(534,138)

Cash Flows from Investing Activity
Cash acquired in reverse merger	1,968
Purchase of fixed assets	(202,135)	(3,197)

Net cash flows from investing activities	(200,167)	(3,197)

Cash Flows from Financing Activities
Change in due to related parties		68,069
Net change in line of credit	77,635
Proceeds from notes payable	287,000	519,336
Net proceeds from notes payable - related parties	234,696
Principal payments on notes payable	(16,102)
Principal payments on capital lease obligation	(5,444)
Proceeds from receivable related to issuance of common stock	5,000

Net cash flows from financing activities	582,785	587,405

Net change in cash	4,296	50,070

Cash, beginning of period	62,345	12,275

Cash, end of period	$66,641	$62,345

Supplementary cash flow information:
Cash payments for income taxes	$-	$-

Cash payments for interest	$95,601	$69,017

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(formerly known as Limelight Media Group, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
For the Years Ended December 31, 2005 and 2004

	2005	2004
Schedule of non-cash operating, investing and financing activities:
Issuance of common stock for accrued compensation	$268,346	$-

Issuance of common stock in satisfaction of due to related parties	$5,700	$-

Issuance of common stock for acquisition of Impart, Inc. Limelight Media Group, Inc. net assets
Inventory	$1,240	$-
Fixed assets	88,961
Other assets	13,700
Cash equivalent credit paid in common stock	125,000
Accounts payable	(359,770)
Accrued expenses	(750)
Due to related parties	(464,705)
Notes payable	(25,000)
Convertible loan payable	(10,000)
Other liabilities	(123,699)
Receivable related to issuance of common stock	5,000
Total non-cash consideration related to Limelight	$(750,023)	$-

Non-cash consideration for fixed assets purchased in the Ipoint transaction
Assumption of note payable	$250,000	$-
Assumption of other liability	262,500
Issuance of common stock	487,500

Total non-cash consideration related to Ipoint	$1,000,000	$-

Purchase of fixed assets with capital lease	$122,000	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, History and Summary of Significant Policies

Description of Business

Impart Media Group, Inc. (formerly known as Limelight Media Group, Inc.) (hereinafter referred to as "we, us or our company") sells dynamic digital media solutions consisting of monitors, media servers, associated technological hardware and software. We also provide design, integration, staging and QA (quality assurance), as well as turnkey installation throughout the United States. While our customers are in various industries, a significant portion of our customers are in banking, public spaces and retail. In addition, via our recent acquisition of the assets of E&M Advertising, Inc. (in February 2006), a New York-based advertising agency, we now have the ability to provide advertising capability to the digital elements we deploy.

We have also developed a digital out-of-home media network infrastructure based on a unique architecture with services that we believe no other company in the sector provides. The network is centrally managed and has the capability to deliver relevant information to the venue such as way-finding at airports, directory service in malls, office buildings and department stores and advertising. The applications are applicable over the growing Out-of-Home digital signage industry in any location where a message needs real time display. Our company focuses on numerous markets and is currently developing digital networks in multiple vertical markets. By diversifying the markets, we may realize revenue from multiple sources.

We have developed a system to digitally distribute advertisements, marketing messages and entertainment video content via broadband connection for viewing in public locations such as financial institutions, government buildings, mass transit locations and in retail locations such as grocery stores. The content management system facilitates digital video content to be transmitted in digital files, replacing or coexisting with existing traditional media such as static signage, back-lit screens or other media that is not dynamic in nature. We have two types of clients, the "location partner," and the advertiser who wishes to reach the patrons that visit the location partners' venues. A location partner can be a government agency, financial institution, theater owner, retail storeowner or whoever is charged with the marketing and management of a physical facility. Revenue may be derived from advertising sales, sponsorships, subscription agreements, equipment sales, maintenance and installation fees and content development fees. For the years ended December 31, 2005 and 2004, our primary source of revenue was derived from equipment sales and managed services such as content re-purposing and network management.

We provide a turn-key solution for businesses desiring digital signage systems for information display. We contact high traffic businesses such as banks, mass transit, governmental buildings, movie theaters, malls, restaurants and retail stores to determine if a digitally managed captive audience network is desired. We install all necessary servers and displays for our customers. We may provide the programming and marketing of the network space to potential advertisers. Advertising revenues may be used to offset the cost of installation and administration of the network and programming. The location partner may receive a portion of the revenue generated from advertising sales on a negotiated basis depending on their level of involvement in the payment of the system.

The content is presented on single or multiple screens installed by us at the location. The displays are located in carefully selected locations to attract the attention of patrons who are entering and leaving the location.

History

We were incorporated in the State of Nevada on May 17, 1996 under the name "Multinet International Corporation." On October 3, 2003, we changed our name to "Limelight Media Group, Inc." ("Limelight").

On June 30, 2005, we acquired all of the outstanding capital stock of Impart, Inc., a Washington corporation ("Impart, Inc. Transaction"). This transaction was a "reverse acquisition" in which all of the outstanding capital stock of Impart, Inc. was effectively exchanged for a controlling interest in our company. Also, on June 30, 2005, concurrently with the Impart, Inc. Transaction, we entered into an Agreement with iPoint Networks, LLC, a Washington limited liability company, ("iPoint") whereby we purchased the assets of iPoint ("iPoint Transaction"). The total consideration for these transactions was 8,125,000 shares ("Merger Consideration") of our common stock and a promissory note of $250,000.

As we did not have a sufficient number of duly authorized shares on the date of the acquisition, the parties agreed to holdback 2,875,000 shares ("Holdback Shares") of the 8,125,000 to be issued to owners of Impart, Inc. and iPoint not later than ten days following the later of (i) the effective date of a merger by Impart, Inc. with and into a Nevada corporation to be formed by Limelight or (ii) Limelight's receipt of audited financial statements of Impart, Inc. Prior to the Impart, Inc. Transaction, Limelight was a public company with nominal operations, that had $105,868 in assets (including cash totaling $1,968); liabilities totaling $890,924, a cash equivalent credit valued at $125,000 previously purchased through the issuance of common stock, a receivable related to the issuance of common stock totaling $12,500 and 7,081,425 shares of common stock issued and 6,941,483 shares outstanding. Impart, Inc. was a privately held company that sold dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. The following table reflects the stock issued in relation to the Impart, Inc. Transaction and iPoint Transaction:

	Impart Transaction[1]	iPoint Transaction[2]	Total
Total consideration	7,656,250	468,750	8,125,000
Holdback shares	(2,709,135)	(165,865)	(2,875,000)
Total common stock issuance	4,947,115	302,885	5,250,000

________________________________

[1]
The Impart Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Impart Transaction is equivalent to the issuance of stock by a private company (Impart) for the net monetary assets of a public shell company (Limelight), accompanied by a recapitalization. Thus, the 98,942,308 shares (net of Holdback Shares) of common stock issued to the shareholders of Impart are retroactively applied. The accounting for the Impart Transaction is identical to that resulting from a reverse acquisition, except that neither goodwill nor other intangible assets will be recorded. Accordingly, these financial statements are the historical financial statements of Impart. Impart was incorporated on June 19, 1984, in the State of Washington.

2
The Ipoint Transaction resulted in the acquisition of certain fixed assets in exchange for 6,057,692 shares (net of Holdback Shares) and a promissory note totaling $250,000. The note is unsecured, bearing interest at 8% per annum and is payable on the earlier of June 30, 2006, or the closing of a PIPE financing transaction by the Company.

During the 4th quarter of 2005, we entered into agreements to transfer the Holdback Shares into a liability totaling $4.6 million, however this balance was satisfied in exchange for the same number of shares as was originally defined as the Holdback Shares. The issuance of these Holdback Shares have been included in the accompanying Statements of Stockholders' Deficit for the consideration of these related transactions. The Holdback Shares of 2,709,135 for the Impart, Inc. Transaction have been included as part of the consideration for the acquisition of Impart, Inc. during the year ended December 31, 2005.

Our company issued 81,440 shares of common stock as part of the Impart Inc. Transaction that are held in escrow. Some or all of these shares will be used to settle liabilities outstanding at the time of the transaction that are still being negotiated.

On June 30, 2005, we entered into an agreement with Media Sidestreet Support Corporation ("Media Sidestreet") whereby we purchased the assets of Media Sidestreet in exchange for the issuance of notes in the aggregate principal amount of $1,027,965 to the owners of Media Sidestreet ("Media Sidestreet Asset Acquisition"). The notes are unsecured, with interest ranging from 6% to 10% (two notes include variable interest rates), and are payable on the earlier of June 30, 2006, or the closing of a PIPE (Private Investment in Public Entity) financing transaction by our company. Prior to the Impart, Inc. Transaction, the majority owners of Impart, Inc. were also owners in Media Sidestreet, thus this is a related party transaction. Accordingly, these financial statements include the combined historical financial statements of Impart, Inc. and Media Sidestreet.

In October 2003, a Certificate of Amendment to the Articles of Incorporation changed our company's name to Limelight Media Group, Inc. During February 2004, a Certificate of Amendment to the Articles of Incorporation increased the authorized shares of our common stock from 25,000,000 to 100,000,000. During January 2005, a Certificate of Amendment to the Articles of Incorporation increased the authorized shares of our common stock from 100,000,000 to 250,000,000. During December 2005, a Certificate of Amendment to the Articles of Incorporation decreased the authorized shares of our common stock from 250,000,000 to 100,000,000. This amendment also changed our corporation name to "Impart Media Group, Inc." and created preferred stock. The preferred stock may be divided into series with preferences, limitations and relative rights defined by the Board of Directors.

Stock Split

During December 2005, we effected a 20-to-1 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements, including earnings per share calculations, have been retroactively restated to reflect the stock splits as if such stock splits occurred as of our date of inception.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $2,420,000 and $272,000 for the years ended December 31, 2005 and 2004, respectively. Our company's current liabilities exceed its current assets by approximately $4,004,000 as of December 31, 2005. Our company's net cash used from operating activities approximated $378,000 during the year ended December 31, 2005.

These conditions give rise to substantial doubt about our company's ability to continue as a going concern. Our company's management plans to obtain additional financing through a combination of equity and debt financing. In the first quarter of 2006, we obtained a $6 million revolving debt facility and gross proceeds of approximately $4.5 million from the sale of Series A convertible preferred stock (See Subsequent Events).

Our ability to continue as a going concern is dependent on additional sources of capital and the success of our company's plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts at the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash

We maintain cash balances with financial institutions in accounts insured by the Federal Deposit Insurance Corporation up to $100,000. Occasionally we have balances in excess of the insured limits.

Use of Estimates

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

Accounts Receivable

Accounts receivables of the company are reviewed annually as to whether their carrying value has become impaired. The company considers the assets to be impaired if the balances are greater than one year old. Management regularly reviews accounts receivable and has established an allowance for potentially uncollectible amounts. As of December 31, 2005, the company has established an allowance for doubtful accounts of $35,988. When accounts are written off, they are charged against the allowance. Generally, the company does not assign past due status to receivables. Also, receivables generally are not collateralized and do not bear interest.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. As of December 31, 2005, three customers represent approximately 32% of accounts receivable. One customer represented 16% and 12% of total revenues in 2005 and 2004, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. Our company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Fixed assets acquired through the iPoint Transaction were recorded at a pro-rata reduction of their estimated fair value to the extent of the consideration given at the time of acquisition less accumulated depreciation from the time of acquisition.

Fixed assets acquired through the Media Sidestreet Asset Acquisition were recorded at their historical cost due to the common control ownership of our companies.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our company's financial instruments approximate their fair value due to the short-term nature.

Earnings (Loss) per Share

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income Taxes

We account for our income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2005, we have available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. We have established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive Loss

SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive loss.

Segment Information

We disclose segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the management approach to determine reportable segments. We operate under one segment.

Advertising Costs

We recognize advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, our company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses were $53,576 and $40,813 for the years ended December 31, 2005 and December 31, 2004, respectively.

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in cost of revenues.

Stock-based Compensation

We apply SFAS No. 123, "Accounting for Stock-Based Compensation" for stock based compensation to employees and directors. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Total compensation cost recognized for fair value options issued was $192,255 in 2005 and none in 2004.

We also apply SFAS No. 123 and the consensus in Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock based compensation to non-employees.

Revenue Recognition

Revenue from product sales are generally recognized when our company's products are shipped and/or the revenue is fully earned and ownership has passed to the customer. Revenue from management fees are recorded in the month the service is provided. Revenue from design and installation contracts are recognized using the completed-contract method. There were no significant contracts in process at December 31, 2005 or 2004.

New Accounting Pronouncements

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." The adoption of SFAS No. 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

The EITF reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"), was issued in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is expected to have no impact on the Company's consolidated financials statements.

SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's consolidated financial instruments.

Note 2. Asset Acquisitions

iPoint Transaction

As discussed in Note 1, we purchased certain fixed assets in exchange for 302,885 shares (net of Holdback Shares of 165,865) and a promissory note totaling $250,000. The note is unsecured, bearing interest at 8% per annum and is payable on the earlier of June 30, 2006, or the closing of a PIPE financing transaction by our company. We estimated the fair value of the assets at approximately $2,456,000, including approximately $52,500 in computer equipment, $3,500 in office furniture and fixtures, and $2,400,000 in software to be used to manage and distribute our company's advertising network. We valued the assets at $1,000,000 which is based on the fair value of the promissory note of $250,000 and the fair value of the total shares of 468,750 (including Holdback of Shares issued by December 31, 2005) valued at $750,000. As the purchase price was lower than the estimated fair value, we allocated the $1,000,000 purchase price on a pro rata basis over the assets.

The unaudited pro forma financial information presented reflects the estimated pro forma effect of the purchase of the iPoint Transaction. The following unaudited pro forma condensed financial statements are included: an unaudited pro forma condensed statements of operations for the years ended December 31, 2005 and 2004 giving effect to the purchase of the assets as if it occurred on January 1, 2005 and 2004, respectively.

The unaudited pro forma condensed financial statements include specific assumptions and adjustments related to the purchase of the assets. These pro forma adjustments have been made to illustrate the anticipated financial effect of the purchase of the assets. The adjustments are based upon available information and assumptions that our company believes are reasonable as of the date of this filing. However, actual adjustments may differ materially from the information presented. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma condensed financial statements.

The unaudited pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial position which would actually have been obtained if the transaction had occurred in the periods indicated below or which may exist or be obtained in the future. The information is not representative of future results of operations or financial position. The unaudited condensed pro forma financial information is qualified in its entirety by and should be read in conjunction with the more detailed information and financial data appearing in our company's historical financial statements and notes thereto included herein. In the opinion of management, all material adjustments necessary to reflect the acquisition of the assets by us have been made.

Proforma Statement of Operations (Unaudited)

	For the Year Ended December 31, 2005
	Actual		Adjustments	Proforma
Revenues	$4,945,000	[3]	$-	$4,945,000
Operating loss	(2,012,000)	[4]	(100,000)	(2,112,000)
Loss before income taxes	(2,420,000)		(100,000)	(2,520,000)
Income tax expense	-		-	-
Net loss	$(2,420,000)		$(100,000)	$(2,520,000)
Loss per share - basic and diluted	$(0.28)			$(0.29)

Proforma Statement of Operations (Unaudited)

	For the Year Ended December 31, 2004
	Actual		Adjustments	Proforma
Revenues	$5,694,000	[5]	$179,000	$5,873,000
Operating loss	(191,000)	[6]	(579,000)	(770,000)
Loss before income taxes	(272,000)		(579,000)	(851,000)
Income tax expense	-		-	-
Net loss	$(272,000)		$(579,000)	$(851,000)
Loss per share - basic and diluted	$(0.07)			$(0.22)

The operations of iPoint have been included in the audited financial statements as of June 30, 2005, the date of the acquisition.

__________________

3  The proforma adjustment to the historical financial statements reflects that iPoint had no operations during 2005.
4  The proforma adjustment to the historical financial statements reflects the recognition of depreciation of approximately $100,000 from January 1, 2005 through June 30, 2005, related to the acquisition of the assets.

5  The proforma adjustment to the historical financial statements reflects the revenue earned by iPoint during 2004.
6  The proforma adjustment to the historical financial statements reflects the recognition of depreciation of approximately $200,000 related to the acquisition of the assets and total expenses incurred by iPoint of approximately $758,000 during 2004.

Media Sidestreet Asset Acquisition

As discussed in Note 1, we purchased the assets of Media Sidestreet in exchange for the issuance of notes in the aggregate principal amount of $1,027,965 to the owners of Media Sidestreet ("Media Sidestreet Asset Acquisition"). The notes are unsecured, with interest ranging from 6% to 10% (two notes include variable interest rates), and are payable on the earlier of June 30, 2006, or the closing of a PIPE financing transaction by our company. Prior to the Impart Inc. Transaction, the majority owners of Impart were also the majority owners in Media Sidestreet. We estimated the fair value of the assets at approximately $2,020,500, including approximately $249,500 in computer equipment, $21,000 in furniture and fixtures, and $1,750,000 in software to be used to manage and distribute our company's advertising network. Due to the common ownership between the entities, the financial statements include the combined historical financial statements of Impart, Inc. and Media Sidestreet.

Note 3. Inventory

Inventory totaling $483,538 consists of finished goods as of December 31, 2005.

Note 4. Fixed Assets

Fixed assets consist of the following as of December 31, 2005:

Computer and other equipment	$533,789
Furniture and fixtures	71,206
Software	977,199
Leasehold equipment	3,852
1,586,046
Less: accumulated depreciation	316,242
Fixed assets, net	$1,269,804

Note 5. Due to Related Parties

Due to related parties totaling $570,229 as of December 31, 2005, consist of the following:

Loan payable to the Company's CEO, secured by the Company's assets bearing interest at 9% per annum, payable in monthly installments of interest only, due on demand	$466,705
Unreimbursed expenses to various stockholders, unsecured, bearing no interest and due on demand	11,177
Accrued interest on related party loans	92,347
$570,229

Note 6. Lines of Credit

As of December 31, 2005, lines of credit consist of the following:

A bank line of credit for borrowing up to $200,000, secured by the Company's assets, bearing interest at the bank's prime rate plus 6% (resulting in a rate of just over 11% at December 31, 2005) payable in monthly installments of interest only, matures December 2006	$187,780
A Wells Fargo business line for borrowing up to $55,000, unsecured, bearing interest at 12.5%, payable in monthly installments of interest only	-
$187,780

Note 7. Notes Payable

As discussed in Note 1 and 2, on June 30, 2005, concurrently with the Impart Transaction, we entered into an agreement with iPoint whereby we purchased the assets of iPoint in exchange for the issuance of a promissory note of $250,000 and 468,750 shares of our company's common stock valued at $750,000. The note is unsecured, bearing interest at 8% per annum and is payable on the earlier of June 30, 2006, or the closing of a PIPE financing transaction by our company.

During November 2004, we entered into a promissory note with a lending institution. The note is secured by our company's assets and bears interest at 8.5% per annum. The note requires 24 monthly principal and interest payments of $6,000 beginning December 2004, with a final payment of $484,249 to be made in December 2006. As of December 31, 2005, the current portion on the note from January 1, 2006 through December 31, 2006, totals $507,650.

During October and December 2005, we entered into multiple bridge loans ("the Bridge Loans") totaling $217,000. The notes are unsecured, bearing interest at 8% per annum. and payable on various dates ranging from December 1, 2005 through January 1, 2006. The notes due in 2005 were in default as of December 31, 2005. As of December 31, 2005, the balance is $217,000.

Other notes payable of $20,000 do not bear interest and are due on demand.

Note 8: Notes Payable - Related Parties

As discussed in Note 1, on June 30, 2005, concurrently with the Impart Inc. Transaction, we entered into an agreement with Media Sidestreet whereby we purchased the assets of Media Sidestreet in exchange for the issuance of a promissory note in the aggregate principal amount of $1,027,965 to the owners of Media Sidestreet. The notes are unsecured, with interest ranging from 6% to 10% (two notes include variable interest rates), and are payable on the earlier of June 30, 2006, or the closing of a PIPE financing transaction by our company. Prior to the Impart Inc. Transaction, the majority owners of Impart were also owners in Media Sidestreet, thus a related party transaction. The outstanding balance at December 31, 2005, on these notes including accrued interest was $1,023,759.

During April 2005, Limelight issued promissory notes to two Impart stockholders (prior to the Impart Inc. Transaction) whereby the Impart stockholders loaned Limelight $16,000 and $20,000 to pay for equipment purchased by Limelight from Impart. The notes are unsecured, bearing interest at 20% and 8.5% per annum, respectively, and are payable on maturity during April 2006. The two stockholders became officers of our company concurrently with the Impart Inc. Transaction. As of December 31, 2005, the remaining balances of the two notes remain at $36,000.

During June 2005, we entered into a promissory note with an entity totaling $20,000. The note is unsecured, bearing interest at 8.5% per annum and payable in June 2006.

During June 2005, we entered into a promissory note with an individual totaling $50,000. The note is unsecured, bearing interest at 8% per annum and payable in June 2006.

During October 2005, two Impart stockholders and an individual loaned our company $98,000 for working capital purposes. The notes did not bear interest, were due on demand and were repaid in March 2006.

Note 9. Cash Equivalent Credit Paid in Common Stock

Effective December 10, 2004, we completed the sale of 250,000 shares of our common stock, which had a fair market value at that time of approximately $125,000, to American Marketing Complex, Inc. ("AMC"). Payment for this purchase by AMC was in the form of cash equivalent credits ("Credits") with a face value of $1,500,000, which we can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the credits. The credits were valued at the fair market value of the shares issued by our company at $125,000 and classified as cash equivalent credits paid in common stock, which is a separate component of stockholders' deficiency in the accompanying balance sheet as of December 31, 2005. The cash equivalent credits paid in common stock would have been offset as the trade credits are used. During 2005, we determined that there was no value and recognized an impairment for the entire balance.

Note 10. Other Liabilities

Common Stock Purchase Agreement

During October 2003, we entered into a Common Stock Purchase Agreement ("Purchase Agreement") with an individual whereby we agreed to issue 250,000 shares of our common stock in exchange for cash totaling $150,000. The Purchase Agreement also granted the individual an option to purchase an additional 166,650 shares of our company's common stock at $0.03 per share.

During October 2003, we entered into a three-year employment agreement with this same individual, whereby we agreed to employ the individual as an operations manager for the term of three years. The individual was entitled to compensation of $15,000 per month with the option to receive payment in shares of our company's common stock. Such shares were to be equal to the closing bid price on the last day of the month preceding the date the salary was due. Our company, at its option, has the right to terminate the agreement upon payment of the individual's accrued salary, unreimbursed expenses, and all other compensation and benefits through the first six months or the termination date, whichever is greater.

Also during October 2003, we entered into a three-year consulting agreement with this same individual whereby the individual would provide other services not set forth in the employment agreement in exchange for 50,000 shares of our company's common stock totaling $109,000.

As of June 30, 2005, the individual paid our company $30,699 of the total $150,000 required under the Purchase Agreement. We rescinded all agreements with the individual as the individual did not pay the entire $150,000 as required by the Purchase Agreement and attempted to return the $30,699. The individual refused to accept the funds and filed a suit against our company.

During August 2005, we agreed to settle this liability for 50,000 shares of common stock. We issued the shares during December 2005 in satisfaction of the liability and valued the shares at $48,000, including interest of $17,251.

Clickplay, Inc.

Clickplay, Inc. filed suit on February 19, 2002, alleging claims against our company for non-payment related to a consulting services agreement. A default judgment was entered in favor of Clickplay, Inc. against our company. Our company's management has determined that the liability will be paid and accordingly recorded $155,682 (including accrued interest of $62,628) (see Note 16). The amount is included with accrued expenses.

Note 11. Stock Option Plans and Warrants

The Company adopted a 2005 Stock Option Plan. Options granted under the 2005 Stock Option Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2004	-	-	$-
Granted	-	-	-
Balance, December 31, 2004	-	-	-
Plan adoption	2,000,000	-	-
Granted	(705,000)	705,000	0.73
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance, December 31, 2005	1,295,000	705,000	$0.73
Options exercisable as of December 31, 2005		234,998	$0.73

Options outstanding are summarized as follows:
Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.70 - $0.77	705,000	234,998	$0.73	4.99

The weighted-average fair value for options granted during 2005 was $0.82 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	2.50
Volatility	256.18%
Interest rate	4.35%
Yield rate	0%

In addition, our company granted warrants in 2005 (to non-employees). These warrants were outside the 2005 Stock Option Plan. The following are the warrants granted:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2004	-	$-
Granted	-	-
Balance, December 31, 2004	-	-
Assumed in Impart, Inc. transaction	4,000	5.00
Granted	443,566	0.91
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance, December 31, 2005	447,566	$0.95
Warrants exercisable as of December 31, 2005	447,566	$0.95

The weighted-average fair value for warrants granted during 2005 was $0.52 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	0.95
Volatility	127.65%
Interest rate	3.82%
Yield rate	0%

Note 12. Employment Agreements

Pursuant to the Impart Inc. Transaction, we entered into the following Employment Agreements on December 31, 2005:

David V. Lott (Former President and Chief Financial Officer of Limelight) - David V. Lott was appointed as Chief Executive Officer for the term of three years from June 30, 2005, subject to termination provisions. Mr. Lott was to receive an annual base salary totaling $120,000 plus benefits. During March 2006, David V. Lott resigned from his position as our Chief Executive Officer and from our board of directors.

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

Note 13. Lock-up Agreements

Pursuant to the Impart Inc. Transaction, former Shareholders of Impart and David Lott of Limelight entered into a Lock-Up Agreement restricting the transfer, sale, assignment of their Limelight shares of common stock from June 30, 2005 through June 30, 2006, unless certain provisions are met.

Note 14. Income Taxes

Our company has not recorded income tax expense or benefit for the years ended December 31, 2005 and 2004. At December 31, 2005, our company has net operating loss carryforwards of approximately $12,058,000 for federal purposes. The federal net operating loss carryforwards expire between 2018 and 2025. At December 31, 2005 and 2004, deferred income tax balances and the related valuation allowance are as follows:

	2005	2004
Deferred income tax assets resulting from:
Net operating loss carryforwards	$4,099,000	$-
Unearned stock compensation	235,000	-
Total	4,334,000	-
Less valuation allowance	4,334,000	-
	$-	$-

A full valuation allowance has been established for deferred income tax assets, as it is more likely than not that the deferred tax assets will not be realized.

Prior to the Impart Inc. Transaction, Impart Inc. had elected to be taxed as an S-Corporation and the shareholders were taxed directly on income or loss from our company. Accordingly, there was no current or deferred income tax provision prior to June 30, 2005.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

	2005	2004
Tax benefit at statutory tax rate	$(823,000)	$(92,000)
Amounts passed directly to shareholders	47,000	92,000
Net operating loss received in merger	(3,558,000)
Increase in valuation allowance	4,334,000
Tax expense (benefit)	$-	$-

Note 15. Capital Lease Obligations

Our company is obligated under two capital leases for equipment with a cost of $122,000 and accumulated depreciation of $12,200 at December 31, 2005. Amortization of the equipment is included with depreciation expense. The capital lease obligations require a minimum lease payment of $4,468 per month with an interest rate of approximately 31%. Future minimum lease payments are as follows:

2006	$53,611
2007	53,611
2008	53,611
2009	35,950
196,783
Less: amounts representing interest	80,227
116,556
Less: current portion	20,126
Capital lease obligations - long-term portion	$96,430

Note 16. Commitments and Contingencies

Leased Facilities

We operate from leased facilities under two noncancellable operating leases. The first lease calls for a base monthly rent of $3,237 increasing to $3,642 during June 2005 through May 2006. The second lease calls for a base monthly rent of $15,000 through November 30, 2018. Total rent expense for all operating leases for the years ended December 31, 2005 and December 31, 2004, approximated $215,300 and $177,200, respectively. The facility is owned by certain stockholders.

Future minimum rental payments for the leased facilities as of December 31, 2005, are as follows:

2006	$198,210
2007	180,000
2008	180,000
2009	180,000
2010	180,000
Thereafter	1,620,000
$2,538,210

Note 17. Subsequent Events

During January 2006, the accrued interest on the Bridge Loans was satisfied in exchange for warrants to acquire 90,200 shares of our common stock for $0.20 per share. These warrants immediately vest and 75,000 expire in October 2006 with the remainder expiring in January 2009. Additionally, during March 2006, we satisfied the Bridge Loans totaling $217,000 in exchange for cash.

During March 2006, David V. Lott resigned from his position as our Chief Executive Officer and from our board of directors. In accordance with his separation agreement dated March 15, 2006, Mr. Lott will receive his base salary of $120,000 for a period of one year following his resignation date.

InTransit Media

On February 6, 2006, we purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in its digital advertising services business, including the right to manage the PATHVISION digital signage system owned by the Port Authority of New York and New Jersey. In consideration for the assets, we paid $500,000 in cash and delivered 146,762 shares of our common stock. The purchased assets consisted of the assets used in their digital advertising services business, including its exclusive right to provide digital advertising services to the Port Authority of New York and New Jersey for the Port Authority's PATHVISION broadcasting system and the equipment, computer servers and software used by them in the delivery of such services.

E&M Advertising

On February 28, 2006, we purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc., which were engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, we agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 is required to be paid upon the earlier of March 15, 2006, or the date that advertising subsidiary receives at least $600,000 in cash from accounts receivable acquired in the transaction and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1,608,392 restricted shares of our common stock.

Credit Facility

We entered into a Security Agreement with Laurus Master Fund, Ltd., a Cayman Islands corporation, pursuant to which Laurus agreed to provide us with a revolving credit facility of up to $6 million. The term of the Facility is three years and borrowings under the Facility shall accrue interest on the unpaid principal and interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus three percent (3%). The maximum principal amount of all borrowings under the Facility cannot exceed ninety percent (90%) of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate.

On January 27, 2006, we requested and Laurus agreed to lend an initial draw under the Facility of $2 million, of which approximately $782,000 was used to satisfy in full certain bank debts. The balance of the initial draw, less expenses of the Facility, will be used for general corporate and working capital purposes.

In connection with the Facility, we paid Laurus (and its affiliate Laurus Capital Management, L.L.C.) approximately $246,000, comprised of a facility management fee of $216,000 and reimbursement of $30,000 in due diligence and documentation expenses. We also paid a cash fee and issued a number of warrants to GunnAllen Financial, Inc. for financial management services the number of which has not been fully negotiated.

Satisfaction of Note Payable and Line of Credit

During January 2006, we satisfied our debt obligation to a financial institution for a long-term note payable and revolving line of credit for approximately $510,000 and $72,000, respectively, pursuant to our obligation determined in the Facility discussed above.

Preferred Stock

On March 3, 2006, we entered into a Series A Convertible Preferred Stock Purchase Agreement with six institutional investors, pursuant to which we issued and sold 2,903,229 shares of our Series A Convertible Preferred Stock, par value $.001 per share, at a purchase price of $1.55 per share. We also issued to the Purchasers three-year warrants to purchase an aggregate of 2,903,229 shares of our common stock, par value $.001 per share, at an exercise price of $2.25 per share. The Preferred Shares are initially convertible into shares of Common Stock on a one for one basis and provide that (i) dividends will accrue on the Preferred Shares at the rate of seven percent (7%) per annum, (ii) the Preferred Shares shall automatically convert into shares of Common Stock on the third anniversary of the issuance date (and mandatorily convert upon the date of the consummation of a bona fide firm underwritten public offering of our securities of at least $20 million in which the price per share is at least $4.00 (subject to certain other restrictions)), at a conversion price of $1.55 (subject to adjustment) and (iii) carry the following voting rights whereby the consent or affirmative vote of the holders of at least seventy-five percent (75%) of the Preferred Shares is necessary to: (a) authorize, create, issue or increase the authorized or issued amount of any class or series of stock (with limited exceptions); (b) amend, alter or repeal the provisions of the Preferred Shares to adversely affect the rights, preferences and voting powers of such Preferred Shares, (iii) repurchase, redeem or pay dividends on any shares of Common Stock; (iv) amend our Articles of Incorporation or our By-Laws; (v) effect any distribution with respect to any junior stock; (vi) reclassify our outstanding securities, (vii) voluntarily file for bankruptcy, liquidate our assets or change the nature of our business.

We received gross proceeds of $4.5 million from this financing. We paid H.C. Wainwright & Co., Inc., our placement agent, a cash fee of $315,000. We will also pay HCW up to $27,500 for the reimbursement of HCW's expenses. We also issued to HCW three-year warrants, in form substantially similar to the Warrants issued to the Purchasers, to purchase 290,323 shares of common stock.

Satisfaction of Note Payable and Line of Credit

During January 2006, we satisfied our debt obligation to a financial institution for a long-term note payable and revolving line of credit for approximately $510,000 and $72,000, respectively.

3CD received 500,000 shares of common stock for services.

During January 2006, we issued 795,118 common shares in satisfaction of notes payable - related parties of approximately $795,118.

During January 2006, we issued 623,490 common shares in satisfaction of due to related parties of approximately $467,000.

During January 2006, we issued 438,630 common shares in satisfaction of accrued compensation of approximately $377,000.

During March 2006, we issued 270,037 common shares in satisfaction of notes payable - related parties of approximately $263,000, plus all related accrued interest.

During March 2006, we satisfied the note payable totaling $250,000, plus accrued interest, related to iPoint in exchange for cash of approximately $262,000.

During March 2006, we entered into a settlement agreement with Clickplay, Inc. whereby we settled all outstanding balances related to Clickplay, Inc. in consideration of $152,000.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Agreement and Plan of Merger, dated as of June 30, 2005, by and among our company, Limelight Merger II Corp. and IMPART, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated, June 30, 2005, as filed with the Commission on July 7, 2005).

2.2
Asset Purchase Agreement, dated as of February 3, 2006, by and between our company and Marlin Capital Partners II, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2006, as filed with the Commission on February 7, 2006).

2.3
Asset Purchase Agreement, dated as of February 28, 2006, by and among our company, IMPART Media Advertising, Inc., E&M Advertising, Inc., E&M West/Camelot Media, Inc. and NextReflex, Inc (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated, February 28, 2006, as filed with the Commission on March 6, 2006).

3.1	Articles of Incorporation dated as of May 17, 1996 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Commission on October 27, 2000).

3.2
Certificate of Amendment to Articles of Incorporation dated as of October 3, 2002 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated October 2, 2002, as filed with the Commission on October 7, 2002).

3.3
Certificate of Amendment to Articles of Incorporation dated as of February 29, 2004 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004).

3.4
Certificate of Amendment to Articles of Incorporation dated as of January 6, 2005 (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004).

3.5
Certificate of Amendment to our Articles of Incorporation dated December 22, 2005 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2005, as filed with the Commission on December 22, 2005).

3.6
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 3, 2006, as filed with the Commission on March 7, 2006).

Ex.-1

3.7	By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated September 28, 2005 as filed with the Commission on January 6, 2006).

10.1
Registration Rights Agreement, dated as of June 30, 2005, among our company and the other signatory parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.2
Lock Up Agreement, dated as of June 30, 2005, among our company and Laird Laabs, Steven Corey, Steven Boscacci, Shane Bumbalo and Stretton Brown (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.3
Lock Up Agreement, dated as of June 30, 2005, between our company and David V. Lott (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.4
Employment Agreement, dated as of June 30, 2005, between our company and David V. Lott (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.5
Employment Agreement, dated as of June 30, 2005, between our company and Laird Laabs (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.6
Employment Agreement, dated as of June 30, 2005, by and between our company and Joseph Martinez (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.7
Employment Agreement, dated as of June 30, 2005, by and between our company and Steven Corey (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.8
Employment Agreement, dated as of June 30, 2005, by and between our company and Thomas Muniz (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.9
Warrant, dated June 30, 2005, by our company in favor of Philip Worack (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.10
Warrant, dated June 30, 2005, by our company in favor of Kirk Krajewski (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated, June 30, 2005, as filed with the Commission on July 7, 2005).

10.11
Security Agreement, dated as of January 27, 2006, executed by company and IMPART, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 27, 2006, as filed with the Commission on February 1, 2006).

Ex.-2

10.12
Secured Non-Convertible Revolving Note, dated as of January 27, 2006, executed by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.13
Stock Pledge Agreement, dated as of January 27, 2006, executed by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.14
Subsidiary Guaranty, dated as of January 27, 2006, executed by IMPART, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.15
Registration Rights Agreement, dated as of January 27, 2006, between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.16
Common Stock Purchase Warrant, dated as of January 27, 2006, between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated, January 27, 2006, as filed with the Commission on February 1, 2006).

10.17
Registration Rights Agreement, dated as of February 3, 2006, between our company and Marlin Capital Partners II, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2006, as filed with the Commission on February 7, 2006).

10.18
Employment Agreement, dated as of February 28, 2006, between our company and Michael Medico (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 28, 2006, as filed with the Commission on March 6, 2006).

10.19
Securities A Convertible Preferred Stock Purchase Agreement, dated as of March 3, 2006, among our company and the purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 3, 2006, as filed with the Commission on March 7, 2006).

10.20
Registration Rights Agreement, dated as of March 3, 2006, between our company and the purchasers listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 3, 2006, as filed with the Commission on March 7, 2006).

Ex.-3

10.21
Form of Common Stock Purchase Warrant to purchase shares of common stock, dated as of March 3, 2006 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 3, 2006, as filed with the Commission on March 7, 2006).

10.22	Form of unsecured Promissory Note.

10.23	Form of Warrant Certificate.

10.24	Form of Warrant Certificate to purchase shares of common stock.

10.25	Absolute Net Lease, dated June 24, 1998 between 1300 North Northlake Way, LLC and IMPART, Inc.

10.26	Agreement of Lease, dated January 29, 1999, between S.I.K. Associates c/o Kaufman Management Company, LLC and E&M Advertising, Inc.

10.27	Extension of Lease Agreement, dated March 30, 2004 between S.I.K. Associates c/o Kaufman Management Company, LLC and E&M Advertising, Inc.

10.28	Joinder Agreement, dated as of February 9, 2006, executed by IMPART Advertising, Inc. and our company in favor of Laurus Master Fund, Ltd.

10.29	2006 Equity Incentive Plan of IMPART Media Group, Inc.

14.1	IMPART Media Group, Inc. Code of Ethics. (Incorporation by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004).

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex.-4