Form 10KSB/A
period 2005-12-31
IMPART MEDIA GROUP INC
filed 2006-04-21
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1

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

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006, is being filed to reflect a restatement of the signature page thereto which incorrectly indicated one of the directors had signed the Report.

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
Joachim Kempin
April 17, 2006

Director
Larry Calkins

/s/Ron Elgin	Director
Ron Elgin
April 17, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPART MEDIA GROUP, INC.

Dated: April 21, 2006	By:	/s/ Joseph F. Martinez
Joseph F. Martinez
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.