Form 10QSB
period 2006-03-31
IMPART MEDIA GROUP INC
filed 2006-06-22
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2006

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

As of June 12, 2006, 21,936,243 shares of our common stock, $0.001 par value per share, and 2,903,229 shares of our Series A preferred stock, $0.001 par value per share, which shares of Series A preferred stock, were, at June 12, 2006, convertible into an aggregate of 2,903,229 shares of our common stock, were outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol “IMMG”.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$1,440,543
Accounts receivable, net	2,135,248
Inventory	449,980
Prepaid expenses and other current assets	974,500
Total current assets	5,000,270

Fixed assets, net	1,490,548

Other Assets
Intangible assets, net	6,748,584
Deferred financing costs, net	2,355,780
Other Assets	339,265
Total other assets	9,443,629

Total assets	$15,934,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,998,662
Accrued liabilities	70,642
Customer deposits	755,221
Lines of credit	1,583,647
Note payable	100,000
Note payable - related parties	188,060
Capital lease obligation - current portion	20,873
Stock issuance payable	5,531,694
Other liabilities	204,000
Total current liabilities	10,452,799

Capital lease obligation - long term	109,663

Total liabilities	10,562,462

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 19,998,869 shares issued and outstanding	19,998
Additional paid-in capital	12,379,251
Accumulated deficit	(7,030,167)
Total stockholders' equity (deficit)	5,371,985

Total liabilities and stockholders' deficit	$15,934,447

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenues
Equipment sales	$524,636	$951,670
Managed subscription	153,100	--
Consulting and design services	105,863	78,612
Media Services	439,146	--

Total revenues	1,222,744	1,030,282

Cost of revenues	588,441	737,549

Gross profit	634,303	292,733

General and administrative expenses
Professional and consulting	606,553	32,423
Selling and marketing	70,198	39,996
Depreciation	338,619	5,624
Wages and salaries	1,344,880	281,911
Rent expense	88,464	53,562
Other general and administrative expenses	704,398	58,779

Total general and administrative expenses	3,153,111	472,295

Income (loss) from operations	(2,518,808)	(179,562)

Other income (expense)
Other income	8,489	13,690
Gain on retirement of notes payable	106,423	--
Interest income	5,563	--
Interest expense	(445,840)	(16,530)

Net loss	$(2,844,173)	$(182,402)

Net Loss - Common Stockholders:
Net Loss	$(2,844,173)	$--
Beneficial conversion feature of series A preferred stock	(933,873)	--
Accretion of dividends on series A preferred stock	(23,450)	--

Net loss - common stockholders	$(3,801,496)	$(182,402)

Basic earnings (loss) per common share	$(0.21)	$(0.04)

Basic and Diluted weighted average common shares outstanding	18,426,475	4,828,831

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months Ended	For the three months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(2,844,173)	$(182,402)
Adjustments to reconcile net loss to net cash used by operating activities:
Issue common stock for non-cash consulting expense	1,000,000	--
Issue warrants for servicing	215,875	--
Non-cash compensation expense	355,637	--
Non-cash stock compensation expense	48,064	--
Non-cash interest expense	157,197	--
Gain on retirement of notes payable	(106,423)	--
Depreciation	338,619	2,153
Other	5,204	--

Changes in operating assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts receivable	(1,368,298)	409,074
Inventory	33,559	(21,839)
Prepaid expenses and other current assets	(563,155)	15,701
Other assets	47,884	13,430
Accounts payable	370,152	(211,593)
Accrued liabilities	361,832	(46,889)
Net cash used by operating activities	(1,948,027)	(22,365)

Cash flows from investing activities:
Cash paid out in acquisitions	(500,000)	--
Acquisition of E&M	(600,000)	--
Purchase of fixed assets	(166,366)	--
Proceeds from sale of assets	--	57,915
Net cash provided (used) by investing activities	(1,266,367)	57,915

Cash flows from financing activities:
Proceeds from sale of common stock	666,801	--
Proceeds from sale of Preferred stock and issuance of warrants	3,910,505	--
Issuance of common stock for exercise of warrants	20,000	--
Deferred financing costs and commitment fees	(428,000)	--
Net change in line of credit	888,217	110,494
Proceeds from notes payable	--	308,460
Principal payments on notes payable	(607,600)	--
Proceeds from notes payable - related parties	150,000	167,310
Principal payments on notes payable - related parties	--	(655,734)
Principal payments on capital lease obligations	(11,627)	--
Net cash provided (used) by financing activities	4,588,296	(69,470)

Net change in cash	1,373,902	(33,920)

Cash, beginning of period	66,641	62,345

Cash, end of period	$1,440,543	$28,425

Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$--	$--

Schedule of non-cash investing and financing activities:

Common stock issued for acquisition	$572,500	$--

Issuance of common stock for accrued compensation	$--	$268,346

See Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, History and Summary of Significant Policies

Description of Business

Impart Media Group, Inc. (formerly known as Limelight Media Group, Inc.) (hereinafter referred to as "we, us or our company") sells dynamic digital media solutions consisting of monitors, media servers, and associated technological hardware and software for the growing Out-of-Home (OOH) digital signage and interactive self service industries. We provide design, integration, fabrication, assembly, QA, creative production, and turnkey installation services throughout the United States. As a result of our acquisition of E&M Advertising, Inc. and its affiliates in February 2006, we now provide advertising capability to the digital elements we deploy and other media services.

We have developed a digital OOH media network based on a unique architecture called Impart IQ, with web-based services that we believe no other company in the sector provides. This centrally managed (by us or the client) solution has the capability to deliver relevant information for businesses desiring digital signage and interactive media systems to any location where a message benefits from real time delivery to one or numerous displays.

Our company is currently developing networks in multiple vertical markets. By diversifying the markets, we may realize revenue from multiple sources. Airports, mass transit, malls, financial institutions, retail stores and government agencies can be location partners for way-finding, directory services and the distribution of advertisements, marketing messages and infotainment content. Revenues are derived from network monitoring, hosting, equipment sales, maintenance & installation fees, content management, creative development fees, advertising sales and sponsorships. Advertising revenue may be used to offset the costs of deployment for location partners or the partners may receive a portion of the advertising revenue on a negotiated basis.

For the quarter ended March 31, 2006, our primary source of revenue was derived from media services, equipment sales, and managed subscription services. For the quarter ended March 31, 2005, our primary source of revenue was derived from equipment sales and consulting and design services.

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

As we did not have a sufficient number of duly authorized shares on the date of the acquisition, the parties agreed to holdback 2,875,000 shares ("Holdback Shares") of the 8,125,000 to be issued to owners of Impart, Inc. and iPoint not later than ten days following the later of (i) the effective date of a merger by Impart, Inc. with and into a Nevada corporation to be formed by Limelight or (ii) Limelight's receipt of audited financial statements of Impart, Inc. Prior to the Impart, Inc. Transaction, Limelight was a public company with nominal operations, that had $105,868 in assets (including cash totaling $1,968); liabilities totaling $890,924, a cash equivalent credit valued at $125,000 previously purchased through the issuance of shares of our common stock, a receivable related to the issuance of our common stock totaling $12,500 and 7,081,425 shares of common stock issued and 6,941,483 shares outstanding. Impart, Inc. was a privately-held company that sold dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. The following table reflects the stock issued in relation to the Impart, Inc. Transaction and iPoint Transaction:

	Impart Transaction[1]	iPoint Transaction[2]	Total
Total consideration	7,656,250	468,750	8,125,000
Holdback shares	(2,709,135)	(165,865)	(2,875,000)
Total common stock issuance	4,947,115	302,885	5,250,000

During the 4th quarter of 2005, we entered into agreements to transfer the Holdback Shares into a liability totaling $4.6 million; however this balance was satisfied in exchange for the same number of shares as was originally defined as the Holdback Shares. The issuance of these Holdback Shares has been included in the accompanying Statements of Stockholders' Deficit for the consideration of these related transactions. The Holdback Shares of 2,709,135 for the Impart, Inc. Transaction have been included as part of the consideration for the acquisition of Impart, Inc. during the year ended December 31, 2005.

____________________
1 The Impart Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Impart Transaction is equivalent to the issuance of stock by a private company (Impart) for the net monetary assets of a public shell company (Limelight), accompanied by a recapitalization. Thus, the 98,942,308 shares (net of Holdback Shares) of common stock issued to the shareholders of Impart are retroactively applied. The accounting for the Impart Transaction is identical to that resulting from a reverse acquisition, except that neither goodwill nor other intangible assets will be recorded. Accordingly, these financial statements are the historical financial statements of Impart. Impart was incorporated on June 19, 1984, in the State of Washington.
2 The Ipoint Transaction resulted in the acquisition of certain fixed assets in exchange for 6,057,692 shares (net of Holdback Shares) and a promissory note totaling $250,000. The note was satisfied in January 2006.

We issued 81,440 shares of our common stock as part of the Impart Inc. Transaction that are held in escrow. Some or all of these shares will be used to settle liabilities outstanding at the time of the transaction that are still being negotiated.

On June 30, 2005, we entered into an agreement with Media Sidestreet Support Corporation ("Media Sidestreet") whereby we purchased the assets of Media Sidestreet in exchange for the issuance of notes in the aggregate principal amount of $1,027,965 to the owners of Media Sidestreet ("Media Sidestreet Asset Acquisition"). The notes were satisfied in January of 2006 with issuance of our common stock at a value of $1.00 per share. This transaction resulted in a gain on retirement of debt of $ 106,423. Prior to the Impart, Inc. Transaction, the majority owners of Impart, Inc. were also owners in Media Sidestreet, thus this is a related party transaction. Accordingly, these financial statements include the combined historical financial statements of Impart, Inc. and Media Sidestreet.

In October 2003, a Certificate of Amendment to the Articles of Incorporation changed our company's name to Limelight Media Group, Inc. During February 2004, a Certificate of Amendment to the Articles of Incorporation increased the authorized shares of our common stock from 25,000,000 to 100,000,000. During January 2005, a Certificate of Amendment to the Articles of Incorporation increased the authorized shares of our common stock from 100,000,000 to 250,000,000. During December 2005, a Certificate of Amendment to the Articles of Incorporation effected a one-for-twenty reverse stock split and decreased the authorized shares of our common stock from 250,000,000 to 10,000,000. This amendment also changed our company’s name to "Impart Media Group, Inc." and created “blank check” preferred stock. The preferred stock may be divided into series with preferences, limitations and relative rights defined by the Board of Directors.

On February 2, 2006, we purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in its digital advertising services business, including the right to manage the PATHVISION digital signage system owned by the Port Authority’s PATHVISION broadcasting system and the equipment, computer servers and software used by them in the delivery of such services.

On February 28, 2006, we purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc., which were engaged in the placement and marketing of direct response media. In conjunction with this acquisition, we changed the name of E&M Advertising, Inc. to Impart Media Advertising, Inc. In consideration for the purchase of the assets, we agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1,608,392 restricted shares of our common stock. In April 2006 we issued 1,468,532 of the 1,608,392 shares to be issued in connection with the acquisition of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. The fair value of the shares issued at measurement date is approximately $4.8 million.

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005. Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

The results of the Company’s operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amount of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $2,844,000 and $182,000 for the quarters ended March 31, 2006 and March 31, 2005, respectively. Our company’s current liabilities exceed its current assets by approximately $5,453,000 as of March 31, 2006. Our company’s net cash used from operating activities approximated $1,948,027 during the quarter ended March 31, 2006.

Our ability to continue as a going concern is dependent on additional sources of capital and the success of our company’s plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

To realize our growth strategy and business plans, we will likely seek additional borrowings under our line of credit with Laurus or through sales of additional shares of our capital stock to institutional investors, or a combination of both. Both Laurus and the investors in the Series A Financing have rights of first refusal with respect to certain new sales of our securities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts at the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable

Accounts receivables of the company are reviewed quarterly as to whether their carrying value has become impaired. The company considers the assets to be impaired if the balances are greater than one year old. Management regularly reviews accounts receivable and has established an allowance for doubtful accounts of $35,988 as of March 31, 2006. When accounts are written off, they are charged against the allowance. Generally, the company does not assign past due status to receivables. Also, receivables generally are not collateralized and do not bear interest.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. As of March 31, 2006, three customers represent approximately 21% of accounts receivable. Two customers represented 29% and 27% of total revenues during the three months ending March 31, 2006 and 2005, respectively.

Inventory

Inventory is stated at lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. Our company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight- line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expenses as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Fixed assets acquired through the E&M Acquisition are recorded at their estimated fair value at the time of acquisition. Depreciation is recorded utilizing approximately a three-year life.

Intangibles

Intangible assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141, and if they meet certain criteria are recorded apart from Goodwill. Our Company recognizes customer lists and contractual rights apart from Goodwill in accordance with paragraph A14 (b) of (“SFAS”) No 141. Amortization of customer lists and contractual rights is on a straight-line basis over a period of 3 and 2 years, respectively.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our company’s financial instruments approximate their fair value due to the short-term nature.

Net Loss per Common Share

Net loss per share excludes any dilutive effects of options, warrants and convertible securities. Net loss per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income Taxes

We account for our income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Advertising Costs

We recognize advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

Stock-based Compensation

Prior to Jan 1, 2006, we accounted for stock-compensation under the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (SFAS 123”). Effective January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation cost recognized for fair value options issued was $48,064 and $0 for the quarters March 31, 2006 and 2005, respectively.

SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the cash flow statement.

We also apply SFAS No. 123R and the consensus in Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock based compensation to non-employees.

Revenue Recognition

Revenue from product sales are generally recognized when our company’s products are shipped and/or the revenue are fully earned and ownership has passed to the customer. Revenue from management fees are recorded in the month the service is provided. Revenue from design and installation contracts is recognized using the completed-contract method. There were no significant contracts in process at March 31, 2006.

Our advertising division derives substantially all revenue from fees for services. Additionally, commissions are earned based upon the placement of advertisements in various media. Revenue is realized when the service is performed in accordance with the terms of each client arrangement and upon completion of the earnings process. Revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, Revenue and Recognition in Financial Statements, as updated by SAB 104. In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue 99-19 (EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because revenue has been earned from a fee or commission. We typically act as an agent on behalf of our clients in their primary lines of business. Accordingly, most revenues are recorded based upon the net commissions earned. We record non-media and Internet services at a gross billing amount, due to the actual services we perform or provide. The net billing amounts included in the operating revenues for the quarters ended March 31, 2006 and 2005 were approximately $276,835 and $0, respectively.

Note 2. Acquisitions

InTransit Media

On February 6, 2006, we purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in its digital advertising services business, including the right to manage the PATHVISION digital signage system owned by the Port Authority of New York and New Jersey. In consideration for the assets, we paid $500,000 in cash and delivered 146,762 shares of our common stock valued at $266,666 for a total of $677,666. The purchased assets consisted of the assets used in their digital advertising services business, including its exclusive right to provide digital advertising services to the Port Authority of New York and New Jersey for the Port Authority's PATHVISION broadcasting system and the equipment, computer servers and software used by them in the delivery of such services.

The operations of InTransit are consolidated with the Company as of the date of acquisition. The unaudited pro forma financial information presented reflects the estimated pro forma effect of the InTransit transaction as if it occurred on January 1, 2006 and 2005, respectively.

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

The unaudited pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial position which would actually have been obtained if the transaction had occurred in the periods indicated below or which may exist or be obtained in the future. The information is not representative of future results of operations or financial position. The unaudited condensed pro forma financial information is qualified in its entirety and should be read in conjunction with the more detailed information and financial data appearing in our company's historical financial statements and notes thereto included herein. In the opinion of management, all material adjustments necessary to reflect the acquisition of the assets by us have been made.

Proforma Statement of Operations (Unaudited)

	For the Quarter Ended March 31, 2006
	Actual	Adjustments *	Proforma
Revenues	$1,222,744	$9,000	$1,231,744
Operating loss	(2,518,809)	(43,220)	(2,562,029)
Net loss	(2,844,173)	(43,220)	(2,887,420)
Beneficial Conversion Feature of Series A Preferred	(933,873)	-	(933,873)
Accretion of Dividends on Series A Preferred Stock	(23,450)	-	(23,450)
Net loss - Common Stockholders	(3,801,523)	(43,220)	(3,844,723)
Loss per share - basic and diluted	$(0.21)		$(0.21)

* The proforma adjustment to the historical financial statements reflects an increase in revenue of $9,000 and operating expenses of $4,600 from January 2006 through February 5, 2006, as well as an increase in amortization expense of $47,620 related to the acquisition.

Proforma Statement of Operations (Unaudited)

	For the Quarter Ended March 31, 2005
	Actual	Adjustments *	Proforma
Revenues	$1,030,282	$9,000	$1,039,282
Operating loss	(179,562)	(129,646)	(309,208)
Net loss	(182,402)	(129,646)	(312,048)
Loss per share - basic and diluted	$(0.04)		$(0.06)

* The proforma adjustment to the historical financial statements reflects an increase in revenue of $9,000 and operating expenses of $4,600 as well as amortization expense of $134,046 related to the acquisition.

E&M Advertising

On February 28, 2006, we purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively “E&M”), which were engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, we agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1,608,392 restricted shares of our common stock. The majority of these shares were issued during the second quarter 2006.

In April 2006, we issued 1,468,532 of the 1,608,392 shares of our common stock in connection with the acquisition of E&M. The fair value of the all shares to be issued as determined based on the measurement date is approximately $5,308,000. The fair value of these shares was recorded as “Stock Issuance Payable” as of March 31, 2006. In connection with the issuance of these shares the “Stock Issuance Payable” balance has been decreased as reflected in Note 16, Subsequent Events.

The operations of E&M are consolidated with the Company as of the date of acquisition. The unaudited pro forma financial information presented reflects the estimated pro forma effect of the E&M transaction as if it occurred on January 1, 2006 and 2005, respectively.

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

The unaudited pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial position which would actually have been obtained if the transaction had occurred in the periods indicated below or which may exist or be obtained in the future. The information is not representative of future results of operations or financial position. The unaudited condensed pro forma financial information is qualified in its entirety and should be read in conjunction with the more detailed information and financial data appearing in our company's historical financial statements and notes thereto included herein. In the opinion of management, all material adjustments necessary to reflect the acquisition of the assets by us have been made.

Proforma Statement of Operations (Unaudited)

	For the Quarter Ended March 31, 2006
	Actual	Adjustments *	Proforma
Revenues	$1,222,744	$689,247	$1,911,991
Operating loss	(2,518,809)	(49,708)	(2,568,517)
Net loss	(2,844,200)	(378,622)	(3,222,822)
Beneficial Conversion Feature of Series A Preferred	(933,873)		(933,873)
Accretion of Dividends on Series A Preferred Stock	(23,450)		(23,450)
Net loss - Common Stockholders	(3,801,523)	(378,622)	(4,180,145)
Loss per share - basic and diluted	$(0.21)		$(0.23)

* The proforma adjustment to historical financial statements reflects the recognition of amortization of approximately $329,000 from January 1 through February 28, 2006, related to the acquisition and total operating expenses of $409,955 of the same period. The revenue adjustment reflects earned revenue by E&M of $689,247 from January 30, through, February 28, 2006.

Proforma Statement of Operations (Unaudited)

	For the Quarter Ended March 31, 2005
	Actual	Adjustments *	Proforma
Revenues	$1,030,282	$972,616	$2,002,898
Operating loss	(179,562)	(31,064)	(210,626)
Net loss	(182,402)	(524,435)	(706,837)
Loss per share - basic and diluted	$(0.04)		$(0.14)

* The proforma adjustment to historical financial statements reflects the recognition of amortization of approximately $494,000 from January 1 through February 28, 2005, related to the acquisition and total operating expenses of $509,680 of the same period. The revenue adjustment reflects earned revenue by E&M of $972,616 from January 30 through February 28, 2005.

Note 3. Inventory

Inventory totaling $449,980 consists of finished goods as of March 31, 2006.

Note 4. Fixed Assets

Fixed assets consist of the following as of March 31, 2006:

Computer and other equipment	$787,123
Furniture and fixtures	131,238
Software	977,199
Leasehold equipment	3,853
1,899,413
Less: accumulated depreciation	(408,865)
Fixed assets, net	$1,490,548

Note 5. Intangibles

Intangibles consist of the following as of March 31, 2006:

Goodwill	$1,420,459
Customer List	4,500,000
Contractual Rights	1,072,372
6,992,831
Less: accumulated amortization	(244,247)
Intangibles, net	$6,748,584

Note 6. Due to/from Related Parties

Due to related parties totaling $188,060 as of March 31, 2006, consist of the following:

Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150,000
Unreimbursed expenses to various stockholders, unsecured, bearing interest	19,965
Unreimbursed expenses to various stockholders, unsecured, bearing interest at the rate of 8.5 % due June 2, 2006	15,794
Accrued interest on related party loans	2,301
Total due to related parties	$188,060

Due from related parties totaling $271,013 as of March 31, 2006, included in other assets consist of the following:

Related party receivable assumed as part of E&M Acquisition	$271,013

Note 7. Other Liabilities

Clickplay, Inc.

During March 2006, we entered into a settlement agreement with Clickplay, Inc. whereby we settled all outstanding balances related to Clickplay, Inc. in consideration of our cash payment of approximately $152,000.

Note 8. Line of Credit

On January 27, 2006, we entered into a Security Agreement with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which Laurus agreed to provide the Company with a revolving credit facility of up to $6 million (“Facility”). The term of the Facility is three (3) years and borrowings under the Facility shall accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). Interest on borrowings under the Note is payable monthly on the first day of each month during the term of the Note, commencing on February 1, 2006. All outstanding principal amounts must be paid on January 27, 2009. The maximum principal amount of all borrowings under the Facility cannot exceed ninety percent (90%) of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate.

On January 27, 2006, we obtained an initial draw under the Facility of $2 million, of which approximately $682,000 and $100,000 was used to satisfy in full, our indebtedness to Key Bank National Association and Columbia State Bank, respectively. The balance of the initial draw, less expenses of the Facility, will be used for general corporate and working capital purposes. As of March 31, 2006, the balance due to Laurus was approximately $1.6 million.

In connection with the Facility, we paid Laurus approximately $246,000, comprised of a facility management fee of $216,000 and reimbursement of $30,000 in due diligence and documentation expenses. The facility management fee is being amortized to interest expense over the three-year term of the loan. We also paid a cash fee of $180,000 and issued a warrant to purchase 231,000 shares of common stock to GunnAllen Financial, Inc. for investment banking services. The warrants were recorded at fair value totaling $442,000 using the Black-Scholes option-pricing model. These fees were recorded as deferred debt issue costs to be amortized to interest expense over the three-year term of the line of credit

Warrant. We issued a common stock purchase warrant, entitling Laurus to purchase up to 750,000 shares of our common stock, par value $.001 per share at an exercise price of $.01 per share, subject to certain adjustments. We determined the fair value of the warrant to be $1.6 million as determined by using the Black-Scholes option-pricing model. This warrant was issued to secure this line of credit from Laurus. As such, we recorded the full value of the warrant as deferred debt issue costs upon entering the Facility agreement with Laurus. Debt issue costs are to be amortized to interest expense over the three-year term of the Facility

The Laurus warrant expires on January 27, 2013. In connection with the Security Agreement, Laurus is restricted from selling any shares of common stock it receives through the exercise of the warrant shares prior to January 27, 2007. Additionally, Laurus agreed to certain restrictions to selling shares acquired through the exercise of the warrant, except under certain circumstances, including the continuance of an event of default under the Security Agreement.

Security Agreement. The Note is secured by a blanket lien on substantially all of the assets of our company and our subsidiaries pursuant to the terms of our Security Agreement. In addition, we pledged the ownership interests in our subsidiaries pursuant to a stock pledge agreement executed in favor of Laurus securing our obligations under the Note. If an event of default occurs under the any of the Security Agreement, the Warrant (as herein defined), the Stock Pledge Agreement, the Registration Rights Agreement (as herein defined), or the Note (collectively, the “Transaction Documents”), Laurus has the right to accelerate payments under the Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the Note. If an event of default occurs under any of the Transaction Documents, one hundred twenty-five percent (125%) of the unpaid principal balance, plus accrued interest and fees, will become immediately due and payable. Laurus shall also be entitled to payment of a default interest rate of two percent (2%) per month on all amounts due and such other remedies specified in the Transaction Documents and under the Uniform Commercial Code. Such events of default include, without limitation, the following:

•	a failure to make payments of principal and interest under the Note within three (3) days of when due;
•	a breach by us of any material representation, warranty or statement contained in any of the Transaction Documents (that is not cured within the stated cure period);
•	the filing of any money judgment or similar final process against us for more than $100,000, which remains unvacated, unstayed or unbonded for a period of thirty (30) days;

•
if we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us, or any form of bankruptcy or insolvency proceeding is instituted by us, or any involuntary proceeding is instituted against us if not vacated within thirty (30) days;

•
if our Common Stock is suspended for five (5) consecutive days or for five (5) days during a ten (10) day consecutive period from a principal market or pursuant to a stop order issued by the Securities and Exchange Commission (the “SEC”); and

•	a failure by us to timely deliver shares of our Common Stock to Laurus when due upon exercise of the Warrant.

The Security Agreement contains certain negative covenants that require us to obtain the prior written consent or other actions of Laurus in order for us to take certain actions at any time when borrowings remain outstanding under the Facility. These negative covenants include, without limitation, restrictions on our ability to:

•	incur or assume indebtedness (exclusive of trade debt);
•	guarantee or assume any liability in connection with any obligations of another person or entity (except on behalf of the Subsidiary in the ordinary course of business);
•	pay or make any dividend or distribution on any class of our capital stock or the capital stock of the Subsidiary or issue any preferred stock; and
•	enter into any merger, consolidation or reorganization, with limited exceptions.

Registration Rights Agreement. Pursuant to the terms of a Registration Rights Agreement between Laurus and the company (the “Registration Rights Agreement”), we are obligated to file a registration statement on Form SB-2 or S-3 to register the resale of the shares of Common Stock issuable (i) upon exercise of the Warrant and (ii) as a result of adjustments made to the Exercise Price pursuant to the Warrant. With respect to the registration statement required to be filed in connection with the exercise of the Warrant (the “Original Registration Statement”), we were initially required to file the Original Registration Statement on or prior to April 15, 2006. During the second quarter of 2006, we obtained a waiver from Laurus with respect to this requirement. Accordingly, the initial filing date of the Original Registration Statement is on or prior to July 15, 2006. We are also required to use our best efforts to have the Original Registration Statement declared effective by the SEC as promptly as possible after filing, but on or prior to November 13, 2006. In the event of clause (ii) set forth above, we are required to file such registration statement (the “Additional Registration Statement”) within thirty (30) days of (i) such event resulting in the adjustment of the Exercise Price or (ii) the actual date of the adjustment of the Exercise Price. Each such Additional Registration Statement shall be declared effective within thirty (30) days following the applicable filing date of such Additional Registration Statement. We are obligated to use our reasonable commercial efforts to maintain the effectiveness of the Original Registration Statement and any Additional Registration Statement until the earliest of the date on which (i) all shares registered thereunder have been sold or (ii) all shares registered thereunder may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k) of the Securities and Exchange Act of 1934 (the “Act”) (as determined by a our counsel pursuant to a written opinion letter

Note 9. Notes Payable

During January 2006, we repaid our debt obligation to a financial institution for a long-term note payable and revolving line of credit for approximately $510,000 and $72,000 respectively.

During January 2006, we satisfied our debt obligation to outstanding related-party notes payable and other certain accrued expenses totaling $2.0 million. We issued 2.4 million shares of common stock that had a fair value of $1.9 million. The difference of $106,000 has been recorded as a gain on retirement of notes payable

During January 2006, the accrued interest on the bridge loans was satisfied in exchange for warrants to acquire 90,200 shares of our common stock for $0.20 per share. These warrants immediately vest and 75,000 expire in October 2006 with the remainder expiring in January 2009. Using the Black-Scholes valuation model shown in Note. 10 we recorded interest expense of $166,447 and $49,427 respectively, during the three months ended March 31, 2006. Additionally, during 1st Quarter 2006, we repaid our bridge loans totaling $217,000 in exchange for cash.

Note 10. Stock Option Plans and Warrants

The Company adopted a 2005 Stock Option Plan. Options granted under the 2005 Stock Option Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	1,295,000	705,000.73
Grants	-	-	-
Cancelled	75,000	(75,000)	-
Balance, March 31, 2006	1,220,000	630,000	$0.73
Options exercisable as of March 31, 2006		234,998	$0.73

Options outstanding are summarized as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.70 - $0.77	630,000	234,998	$0.73	4.99

The weighted-average fair value for options granted during 2005 was $0.82 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	2.50
Volatility	256.18%
Interest rate	4.35%
Yield rate	0%

In addition, our company granted warrants in 2006 (to non-employees). These warrants were outside the 2005 Stock Option Plan. The following are the warrants granted:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	447,566	0.95
Granted	4,647,877	1.33
Exercised	(100,000)	.20
Forfeited	-	-
Expired	-	-
Balance, March 31, 2006	4,995,443	$1.29
Warrants exercisable as of March 31, 2006	4,995,443	$1.29

The weighted-average fair value for warrants granted during 2006 was $2.66 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	3.0
Volatility	139%
Interest rate	4.41%-4.75%
Yield rate	0%

Note 11. Separation Agreements

During March 2006, David V. Lott resigned from his position as our Chief Executive Officer and from our board of directors. In accordance with his separation agreement dated March 15, 2006, Mr. Lott will receive a base salary of $120,000 for a period of one year following his resignation date.

Note 12. Series A Convertible Preferred Stock

During March 2006, the Company sold 2,903,229 shares of our newly designated Series A Convertible Preferred Stock at $1.55 per share for a total of $4.5 million. In addition, the purchasers of the Series A Convertible Preferred Stock received warrants to purchase an aggregate of 2,903,229 shares of common stock with an exercise price of $2.25 per share and a 3 year term. The company paid $562,000 in issuance costs, for net proceeds of $3.9 million.

Each share of Series A Convertible Preferred Stock is currently convertible into one share of common stock, subject to adjustment for certain dilutive events. Shares of Series B Convertible Preferred Stock are convertible by the holder at any time. The Preferred Shares will automatically convert into shares of Common Stock on the third anniversary of the issuance date or mandatorily convert upon the date of a consummation of a bona fide firm underwritten public offering of the Company’s securities of at least $20 million in which the price per share is at least $4.00 (subject to certain restrictions), at a conversion price of $1.55 (subject to certain adjustments). The Series A Convertible Preferred Stock provides that the consent or affirmative vote of the holders of at least seventy-five percent (75%) of the Preferred Shares is necessary to: (a) authorize, create, issue or increase the authorized or issued amount of any class or series of stock (with limited exceptions); (b) amend, alter or repeal the provisions of the Preferred Shares to adversely affect the rights, preferences and voting powers of such Preferred Shares, (c) repurchase, redeem or pay dividends on any shares of Common Stock; (d) amend the Company’s Articles of Incorporation or By-Laws; (e) effect any distribution with respect to any junior stock; (f) reclassify the Company’s outstanding securities, and (g) voluntarily file for bankruptcy, liquidate the Company’s assets or change the nature of the business.

The Series A Convertible Preferred Stock provides that dividends will accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. Dividends on the preferred stock will be paid in either cash or shares of common stock at the Company’s discretion, provided that the Company has an effective registration statement providing for the resale of the shares of common stock. If a registration is not currently effective, the Company must pay the dividends in cash. Through March 31, 2006 the company has accreted approximately $23,000 in dividends payable.

In the event of our liquidation, dissolution or winding up, the holders of Series A Convertible Preferred Stock, are generally entitled to receive a liquidation preference over the holders of Common Stock equal to $1.55 per share of Series A Convertible Preferred Stock held and any declared but unpaid dividends.

The shares of Series A Convertible Preferred Stock become mandatorily redeemable at a price equal to $1.55 per share, plus any accrued and unpaid dividends and certain other adjustments in the event of a closing of a purchase, tender or exchange offer made to one person or a group in which more than fifty percent of the outstanding shares of common stock are tendered and accepted. In the event of the Company’s suspension from listing, the Company’s inability to comply or intention not to comply with a request for conversion, deregistration of the Company’s shares of common stock, the consummation of a ‘going private’ transaction or breach of the representation, warranty, covenant or other term or condition of agreements pursuant to the Sale of the Series A Convertible Preferred Stock, the shares become mandatorily redeemable at a price equal to 120% of $1.55 per share, plus any accrued and unpaid dividends and certain other adjustments.

Of the $4.5 million in gross proceeds from the stock sale we allocated $2.8 million to the Series A Convertible Preferred Stock and $1.7 million to the warrants based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate total proceeds to the Series A Convertible Preferred Stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis, dividend rights, liquidation preferences and redemption rights. The fair value used to allocate the proceeds to the warrants to purchase common stock was based on a Black Scholes valuation model and the following assumptions: exercise price $2.25; no dividends; term of 3 years; risk free interest rate of 4.75%; and volatility of 136.5%.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we separately valued the in-the-money conversion feature embedded in the Series A Convertible Preferred Stock and allocated $933,873 to this embedded beneficial conversion. As described in EITF 00-27, EITF 98-5 and ASR 268, the beneficial conversion feature is amortized as a deemed dividend with a corresponding increase in the carrying value of the Series A Convertible Preferred Stock on the date of issuance as there is no stated redemption date and the shares are immediately convertible upon issuance. In light of the Company’s retained deficit, the deemed dividend remains in additional paid in capital. The beneficial conversion cost of $933,873 and the accreted dividends of $23,000 are added to net loss to determine the net loss attributable to common stockholders.

The following table sets forth the calculation used in determining the amount of the beneficial conversion feature (in thousands, except per share amounts):

Gross proceeds allocated to the Series B Convertible Preferred Stock based on relative fair value (prior to the allocation of issuance costs)	$2,836
Shares of common stock into which the Series B Convertible Preferred Stock is convertible	2,903
Effective conversion price per common share	$0.98
Closing price of common stock on transaction dates	$3.42
Intrinsic spread representing the value of beneficial conversion feature per share	$2.44
Shares of common stock into which the Series B Convertible Preferred Stock is convertible	2,903
Aggregate value of the beneficial conversion feature, limited to proceeds allocated to preferred stock net of issuance costs	$934

Note 13. Common Stock Transactions

In the three months ended March 31, 2006, our warrant holders exercised warrants for an aggregate 100,000 shares of common stock, with net proceeds to us of $20,000.

In January 2006, we issued and sold to eight purchasers in a private placement, an aggregate of 216,072 shares of our common stock at $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 83,479 shares of our common stock at an exercise price of $1.50 per share and an aggregate of 23,066 shares of our common stock at an exercise price of $3.18 per share. These warrants immediately vest and expire in January 2009. The Company received approximately $242,000 in connection with the sale and issuance of the common stock and related warrants. The relative fair value of the common stock was estimated to be approximately $172,000 and the relative fair value of the warrants was estimated to be $70,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes valuation model.

In January 2006 we issued and sold to five purchasers in a private placement, an aggregate of 400,002 shares of our common stock at a purchase price of $.75 per share pursuant to a common stock purchase agreement.

In January 2006, we issued 500,000 and 700,000 shares of our common stock pursuant to two consulting agreements. The shares had a fair value of $1.0 million. An amortization expense in the amount of $392,943 has been recorded in the first quarter of 2006. Amortization has been calculated using a straight-line basis over the 6-month and 12-month terms of the respective contracts.

In January 2006, we issued 2.4 million shares of our common stock to related parties in satisfaction of outstanding notes payable and other certain accrued expenses totaling $2.0 million. These shares had a fair value of $1.9 million. The difference of $106,000 has been recorded as a gain on retirement of notes payable.

In February 2006, we issued and sold to two purchasers in a private placement an aggregate of 30,137 shares of our common stock at a purchase price of $2.48 per share pursuant to a common stock agreement, together with warrants to purchase an aggregate of 15,068 shares of our common stock at an exercise price of $3.00 per share. These warrants immediately vest and expire in February 2009. The Company received approximately $74,800 in connection with the sale and issuance of the common stock and related warrants. The relative fair value of the common stock was estimated to be approximately $60,700 and the relative fair value of the warrants was estimated to be $14,100 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes valuation model.

In February 2006, we sold to five purchasers in a private placement, an aggregate of 200,000 shares of our common stock at a purchase price of $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.50 per share. These warrants immediately vest and expire in February 2009. Due to these shares not being issued in first quarter 2006, the net proceeds of $224,000 was recorded as “Stock Issuance Payable” as of March 31, 2006. The relative fair value of the common stock to be issued was estimated to be approximately $154,800 and the relative fair value of the warrants was estimated to be $69,200 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes valuation model.

In March 2006, we issued 141,000 shares of our common stock to an institutional investor in full satisfaction of amounts such investor claimed were due under a convertible debenture, dated February 17, 2004. These shares had a fair value of $267,900, which we recorded as Legal Settlement Fees.

Note 14. Capital Lease Obligations

We are obligated under two capital leases for equipment with a cost of $122,000 and accumulated depreciation of $18,300 at March 31, 2006. Amortization of the equipment is included in depreciation expense. The capital lease obligations require a minimum lease payment of $4,468 per month with an interest rate of approx. 31%. Future minimum lease payments are as follows:

2006	$40,208
2007	53,611
2008	53,611
2009	31,414
178,844
Less: amounts representing interest	48,308
130,536
Less: current portion	20,873
Capital lease obligations - long-term portion	$109,663

Note 15. Commitments and Contingencies

Leased Facilities

We utilize leased facilities under a noncancellable-operating lease. The lease calls for a base monthly rent of $15,000 through November 30, 2018. Total rent expense for this operating lease for the quarter ended March 31, 2006 and March 31, 2005, approximated $45,000 and $55,000 respectively. The facility is owned by certain stockholders.

Impart Media Advertising, Inc. leases its office facilities under an operating lease, which was extended through June 2011. Total rental expense under the facilities lease was approximately $35,800 for the quarter ended March 31, 2006. We also have various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.

Future minimum rental payments for the leased facilities as of March 31, 2006, are as follows:

2007	$304,785
2008	412,200
2009	415,300
2010	415,400
2011	420,100
Thereafter	1,546,200
$3,513,985

Note 16. Subsequent Events

On April 22, 2006, an action was filed against our company in Division No. 1 of the Warren Circuit Court of the Commonwealth of Kentucky styled William H. Funk, II and all American Investors Group, Inc. v. Limelight Media Group, Inc., David Lott, Impart Mobile Media division/OTR Media, Inc. and Stewart Layton. Such complaint alleges that our company unfairly competed with OTR Media, Inc. by utilizing its trade secrets and other confidential information in our mobile media business, thus depriving the shareholders of OTR Media, Inc. of the full value of their shares and pecuniary interest in OTR Media, Inc. The plaintiffs in such action are seeking an injunction against our company to enjoin the alleged use and appropriation of such trade secrets, as well as monetary damages of a yet unspecified amount. We are currently preparing our response to such complaint and plan to vigorously defend such action.

In April 2006, we issued 1,468,532 of the 1,608,392 shares of our common stock in connection with the acquisition of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. The fair value of the all shares to be issued as determined based on the measurement date is approximately $5,308,000. The fair value of these shares was recorded as “Stock Issuance Payable” as of March 31, 2006. In connection with the issuance of these shares the “Stock Issuance Payable” balance has been decreased as reflected in Note 2 Acquisitions.

In April 2006, we issued to five purchasers in a private placement, an aggregate of 200,000 shares of our common stock at a purchase price of $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.50 per share. The fair value of these shares was recorded as “Stock Issuance Payable” as of March 31, 2006. In connection with the issuance of these shares the “Stock Issuance Payable” balance has been decreased.

In April 2006, we issued 6,000 shares of our common stock to one of our board members for consulting services already rendered. The fair market value of those shares is $15,000.

In April 2006, we issued to five warrant holders exercised warrants for 332,500 shares of common stock, with net proceeds to us of $226,750.

In April 2006, we issued and sold in a private placement, an aggregate of 50,000 shares of our common stock at $2 per share pursuant to a common stock purchase agreement. We received net proceeds of $100,000.

In April 2006, a warrant holder exercised warrants for a total of 132,500 shares of our common stock, with net proceeds to us of $2,750.

On June 2, 2006, we received a waiver from Laurus Master Fund Ltd. with respect to our default of certain debt covenants. As part of that waiver, we are now required to file a registration statement in connection with the January 27, 2006, Laurus transaction by July 15, 2006 and issue 30,000 shares of our common stock.

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

Results of Operations - Three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Revenue.  For the three months ended March 31, 2006, we had revenues of $1,222,744 as compared to $1,030,282 for the three months ended March 31, 2005, representing an increase of $192,462, or 18.7%. Historically, our revenues have been derived primarily from a combination of (i) the sale price of hardware components and software products used in our proprietary digital signage network and(iii) the fees we receive in connection with the delivery of consulting, maintenance and other digital signage services to our customers. As a result of our acquisition of substantially all of the assets and operating business of E&M Advertising, Inc., an advertising and direct response media company, and its affiliated companies on February 28, 2006, we also derive a portion of our revenue from fees and commissions received from the media services we provide, including the placement of advertising, production of advertising content and delivery of advertising and marketing services. In most instances, we recognize the net amount we receive from the sale of media spots to our customers after subtracting the price we pay to acquire such media spots.

The overall increase in our revenues for the three months ended March 31, 2006 as compared to the comparable period in 2005 was primarily due to increased media services revenues of $439,146 derived as a result of our acquisition of E&M Advertising, Inc. in February 2006 and increased subscription revenues of $153,100 derived as a result our acquisition of Media SideStreet Corp. in June 2005, offset by a decrease of $427,034 in revenues from sales of digital signage equipment. During the three months ended March 31, 2005, we did not generate revenues from media services or subscription services as our business model did not include such services during that period.

The decrease in equipment sales for the three months ended March 31, 2006, as compared to the comparable period in 2005 was primarily due to a shift in our long-term business strategy. Historically, one significant component of our business has been the sale and distribution of brackets and fixtures to support the deployment of plasma screens and LCD screens. During the third quarter of 2005, we began to reduce our emphasis on the distribution of these products and began shifting our primary focus to a more full-service digital media offering. For example, we recently launched several advertising-based revenue models whereby we derive revenue from the sale of advertising time on the digital signage networks that we manage for our venue providers. Advertisers pay us a negotiated fee for advertising time slots and for content creation and network management services and we often pay a percentage of such fees to the relevant venue provider. As a result, in addition to integration and equipment sales, our revenue models now include subscription and management services, revenues from third-party advertising and marketing and content management with development services. We believe this vertical and horizontal integration will equate to a one-stop digital signage solution for our customers whereby they can secure all necessary equipment and services from one source rather than from multiple vendors. We believe these offerings will position our company as a full-service digital media solution. As we had not fully implemented our new advertising-based revenue models during the three months ended March 31, 2006, we received nominal revenues from such models during this period.

Cost of Revenue. For the three months ended March 31, 2006, the cost of sales was $588,441 as compared to $737,549 for the three months ended March 31, 2005, representing a decrease of $149,108, or 20.2%. Cost of revenues primarily consists of the amounts we pay for hardware (e.g. video displays, media players and servers) that we integrate and install for our customers. The decrease was primarily the result of the decrease in the revenues from equipment sales outlined above. With such a decrease in revenue from equipment sales, the cost of revenue from equipment sales similarly decreased.  We have also experienced a reduction in the cost of plasma screens, LCD screens and other network digital components that we sell to our customers under our “turn-key” (or “utility”) model. In this model, we purchase standard, off-the-shelf hardware components that we integrate and custom configure before deployment to our customers and we earn a profit on the difference between the sale price and our cost, in addition to the fees we receive for integrating, installing and operating the customer’s digital signage network.

General and Administrative Expenses. For the three months ended March 31, 2006, we incurred general and administrative expenses of $3,153,111 as compared to $472,295 for three months ended March 31, 2005, an increase of $2,680,816. This increase was primarily attributable to significant increases we incurred in wages and salaries expense, professional and consulting fees and other general and administrative expenses.

We incurred an increase of $1,062,969 in wages and salaries expense, to $1,344,880 for the three months ended March 31, 2006 from $281,911 for the three months ended March 31, 2005. This increase was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the three months ended March 31, 2005, including our acquisitions of E&M Advertising, Inc., iPoint Technologies, Inc. and Media SideStreet Corp.

We incurred an increase of $574,130 professional and consulting fees expense, to $606,553 for the three months ended March 31, 2006 from $32,423 for the three months ended March 31, 2005. This increase was primarily due to the legal and accounting expenses we incurred relating to our filings with the Commission related to our reporting obligations under the Securities and Exchange Act of 1934 and in connection with several significant acquisition and financing transactions in the three months ended March 31, 2006 and to the amortization of a portion of stock issuances to two investor relations consulting firms during the three months ended March 31, 2006.

In addition, we incurred an increase of $645,619 in other general and administrative expenses, to $704,398 during the three months ended March 31, 2006 from $58,779 during the three months ended March 31, 2005. This increase was primarily due our payment of finders’ fees in connection with our two financing transactions during the three months ended March 31, 2006.

Interest Expense. Interest expense was $445,840 for the three months ended March 31, 2006, as compared to $16,530 for the three months ended March 31, 2005, resulting in an increase of $429,310. This increase was primarily due to interest expense of $215,875 resulting from the issuance of common stock warrants in lieu of the payment of accrued interest on loans payable. This amount represents the difference between the fair market value of our common stock at the time of issuance and the exercise price of the warrants multiplied by the number of shares issuable pursuant to such warrants. We also incurred interest expense of $117,001 under our credit facility with Laurus.

Beneficial Conversion Feature of Series A Preferred Stock. During the three months ended March 31, 2006, we incurred an expense of $933,873 resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our capital stock at a discount to the fair market value of our capital stock) of our outstanding shares of Series A convertible preferred stock. During the three months ended March 31, 2006, we issued 2,903,229 shares of our Series A convertible preferred stock in connection with a private placement having gross proceeds to us of $4.5 million. During the three months ended March 31, 2005, we did not issue any shares of our Series A convertible preferred stock or any other securities having a beneficial conversion feature.

Net Income (Loss). For the reasons described above, we had a net loss of $3,801,496 for the three months ended March 31, 2006 as compared to a net loss of $182,402 for the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had a cash balance of $1.4 million. Since 2002, our principal sources of liquidity have been revenue from operations, the issuance of debt and equity securities and borrowings from related parties. In the three months ended March 31, 2006, we consummated two financing transactions, a $6 million secured, revolving credit facility with Laurus (the “Laurus Facility”) and a private placement of shares of our Series A preferred convertible stock for gross proceeds of $4.5 million (the “Series A Financing”).

The term of the Laurus Facility is three (3) years and borrowings under the Laurus Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent (90%) of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate. On January 27, 2006, we requested and Laurus agreed to lend an initial draw under the Laurus Facility of $2 million, of which approximately $782,000 was used to satisfy in full, our then-existing bank debt. The balance of the initial draw, less expenses of the Laurus Facility, is being used for general corporate and working capital purposes.

Under the Series A Financing, which was consummated on March 3, 2006, we received gross proceeds of $4.5 million from the sale of 2,903,229 shares of our Series A convertible preferred stock to six institutional investors, along with three-year warrants to purchase a like number of shares of our common stock. The net proceeds of the financing are being used for general corporate and working capital purposes.

To realize our growth strategy and business plans, we will likely seek additional borrowings under our line of credit with Laurus or through sales of additional shares of our capital stock to institutional investors, or a combination of both. Both Laurus and the investors in the Series A Financing have rights of first refusal with respect to certain new sales of our securities. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

There can be no assurance that we will be able to consummate any of additional financing transactions, or that any such transaction will be consummated on terms favorable to us. If we are unsuccessful in our efforts to raise additional capital when needed, we may not be able to implement certain aspects of our growth strategy. Even if we successfully obtain such financing, we will still require additional capital to execute our growth strategy of expanding our digital signage network, developing our direct response media business, facilitating additional investments in research and development and consummating strategic acquisitions of such digital signage companies that we believe are financially accretive with our company, of which there can be no assurance.

At March 31, 2006, we had liquid assets of $5 million, consisting of cash in the amount of $1.4 million, accounts receivable derived from operations in the amount of $2.1 million, prepaid expenses and other current assets of 1.0 million and inventory in the amount of $0.5 million. Long-term assets of $10.9 million consisted primarily of intangible assets of $6.7 million, deferred financing costs of $2.3 million and fixed assets, including computer servers, media players and video display equipment used in operations, of $1.5 million.

Current liabilities of $10.4 million at March 31, 2006 consisted primarily of $2.0 million of accounts payable, $1.5 million due under the Laurus Facility and $5.5 million of stock issuances payable, the majority of which was payable to E&M Advertising, Inc. or its designees as a result of our acquisition of the assets E&M Advertising, Inc. in the three months ended March 31, 2006.

Our working capital deficit was $5.4 million as of March 31, 2006 for the reasons described above.

During the three months ended March 31, 2006, we used cash of $1.9 million in operating activities, primarily as a result of the net loss we incurred during this period.

During the three months ended March 31, 2006, we used cash of $1.3 million in investing activities, primarily in connection with our acquisition of the media services assets of E&M Advertising, Inc. and the digital signage assets of Marlin Capital Partners, II LLC.

Financing activities, consisting primarily of proceeds from the Laurus Facility and the Series A Financing, provided net cash of $4.6 million during the three months ended March 31, 2006.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. In connection with the preparation and review of our financial statements included in this Report, our management, including our chief executive officer/chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the quarter ended March 31, 2006. Based on such evaluation, our management has concluded that, at March 31, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us is recorded, processed, summarized and reported on a timely basis. Since reaching such conclusions, our management has taken immediate steps to improve the effectiveness of our disclosure controls and procedures.

Management determined that the ineffectiveness of our disclosure controls and procedures, at March 31, 2006, was primarily due to delays in consolidating our books and records and certain corporate functions following our acquisition of Impart, Inc. in June 2005, as well as a general shortage of qualified financial and accounting personnel.

From June 2005 until March 15, 2006, copies of certain contracts, securities, ledgers, receipts and other corporate records relating to our company were maintained at our former executive offices in Memphis, Tennessee and at our former chief executive officer’s home office, rather than at our current executive and operational offices in Seattle, Washington. Thus, such materials were not readily accessible to the financial, accounting and managerial personnel that required access to them. Upon the resignation of our former chief executive officer on March 15, 2006, the books and records were consolidated and, in the future, we plan to maintain all such materials at our executive offices where they will be available and accessible to the appropriate parties within our company.

During the quarter ended March 31, 2006, we lacked a sufficient number of qualified financial and accounting personnel to timely record and process the numerous corporate transactions we consummated during such period and to prepare the reports required of us as a public company. Once management recognized this shortcoming, we began to recruit experienced personnel. We hired a new vice president of finance in February 2006 and four independent certified public accountants on a consulting basis. We also retained an outside accounting firm to provide us with accounting consulting services to meet our short-term needs. Management is working closely with one of our directors who serves as a financial officer with a large public company to design and implement more stringent disclosure controls and procedures and internal controls over financial reporting that are similar to those found in larger public companies. Finally, management is seeking to hire a chief financial officer who will oversee all financial and accounting functions and all reporting obligations to the Securities and Exchange Commission. The new chief financial officer will assume these duties from Mr. Joseph Martinez who has been acting as our chief executive officer and chief financial officer since March 15, 2006. We believe that the corrective actions described above will greatly improve our disclosure controls and procedures.

INTERNAL CONTROL OVER FINANCIAL REPORTING. The deficiencies described above with regard to our disclosure controls and procedures at March 31, 2006, as well as the corrective actions we have undertaken and continue to undertake, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2006, an action was filed against our company in Division No. 1 of the Warren Circuit Court of the Commonwealth of Kentucky styled William H. Funk, II and All American Investors Group, Inc. v. Limelight Media Group, Inc., David Lott, Impart Mobile Media division/OTR Media, Inc. and Stewart Layton, case number 06-CI-854. Such complaint alleges that our company unfairly competed with OTR Media, Inc. by utilizing its trade secrets and other confidential information in our mobile media business, thus depriving the shareholders of OTR Media, Inc. of the full value of their shares and pecuniary interest in OTR Media, Inc. The plaintiffs in such action are seeking an injunction against our company to enjoin the alleged use and appropriation of such trade secrets, as well as monetary damages of a yet unspecified amount. On May 18, 2006, the action was removed to federal court in the Western District of Kentucky, C.V. No.: 1:06-CV-72-M. On June 6, 2006, we filed a motion to dismiss the complaint on the basis of plaintiffs’ lack of standing to bring a direct claim against us, plaintiffs’ failure to state a claim upon which relief may be granted and lack of personal jurisdiction over us and the other defendants, among other bases. We plan to vigorously defend such action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2006, we issued and sold to eight purchasers in a private placement, an aggregate of 216,072 shares of our common stock at $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 83,479 shares of our common stock at an exercise price of $1.50 per share and warrants to purchase an aggregate of 23,066 shares of our common stock at an exercise price of $3.18 per share. Such securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and certain investor representations were made to us by the purchasers in the purchase agreement.

In January 2006, we issued warrants to purchase an aggregate of up to 90,200 shares of our common stock at an exercise price of $0.20 per share to thirteen purchasers in connection with their investment in our company. The warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and, certain representations were made to us by the purchasers.

In January 2006, we sold an aggregate of 400,002 shares of our common stock at a purchase price of $0.75 per share pursuant to a common stock purchase agreement. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and, certain representations were made to us by the purchasers in the purchase agreement.

In January 2006, we issued 1,200,000 shares of our common stock as consideration for the performance of consulting services pursuant to two consulting agreements. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and, certain representations were made to us by the consulting firms in the consulting agreements.

In January 2006, we issued 2,400,000 shares of our common stock to certain of our officers and shareholders in satisfaction of outstanding notes payable and other accrued expenses. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and, certain representations were made to us by such related parties.

In February 2006, we issued and sold to five purchasers in a private placement, an aggregate of 200,000 shares of our common stock at a purchase price of $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.50 per share. Such securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and certain investor representations were made to us by the purchasers in the purchase documents.

In February 2006, we issued and sold to two purchasers in a private placement, an aggregate of 30,137 shares of our common stock at a purchase price of $2.48 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 15,068 shares of our common stock at an exercise price of $3.00 per share. Such securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and certain investor representations were made to us by the purchasers in the purchase agreement.

In March 2006, we issued 141,000 shares of our common stock to an institutional investor in full satisfaction of amounts such investor claimed were due under a convertible debenture, dated February 17, 2004. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and the investor made certain representations to us that it was an "accredited investor," as defined in the Securities Act.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 2006	IMPART MEDIA GROUP, INC.

	By:	/s/Joseph F. Martinez
Joseph F. Martinez
Chief Executive Officer
(principal executive officer)

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