Form 10QSB
period 2006-06-30
IMPART MEDIA GROUP INC
filed 2006-08-21
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2006

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

As of August 15, 2006, 22,512,863 shares of our common stock, $0.001 par value per share, and 2,903,229 shares of our Series A preferred stock, $0.001 par value per share, which shares of Series A preferred stock, were, at August 15, 2006, convertible into an aggregate of 2,903,229 shares of our common stock, were outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol “IMMG”.

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

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED BALANCE SHEET
June 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$406,459
Accounts receivable, net	4,630,345
Inventory	477,366
Prepaid expenses and other current assets	1,581,993
Total current assets	7,096,163

Fixed assets, net	1,437,639

Other Assets
Intangible assets, net (Note 5, 8)	6,121,166
Deferred financing costs, net (Note 10)	2,183,446
Other Assets	64,013
Total other assets	8,368,625

Total assets	$16,902,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,195,829
Accrued liabilities	411,570
Customer deposits	85,534
Lines of credit (Note 10)	657,137
Note payable	100,000
Note payable - related parties (Note 9)	190,766
Capital lease obligation - current portion	21,330
Stock issuance payable (Note 2)	462,210
Other liabilities	203,215
Total current liabilities	9,327,591

Capital lease obligation - long term	92,328

Total liabilities	9,419,919

Commitments and contingencies

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 21,828,299 shares issued and outstanding	21,828
Additional paid-in capital	17,544,509
Accumulated deficit	(10,086,732)
Total stockholders' equity	7,482,508

Total liabilities and stockholders' equity	$16,902,427

See accompanying notes to consolidated financial statements.

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Equipment sales	$634,553	$850,251	$1,159,189	$1,734,037
Managed subscription	108,031	-	261,130	-
Consulting and design services	100,565	166,715	206,428	173,291
Media Services	583,188	-	1,022,334	-

Total revenues	1,426,337	1,016,966	2,649,081	1,907,328

Cost of revenues	703,287	613,125	1,291,728	1,311,573

Gross profit	723,050	403,841	1,357,353	595,755

General and administrative expenses
Professional and consulting	966,184	27,341	1,572,736	59,257
Selling and marketing	266,175	31,213	336,372	69,632
Depreciation and amortization	741,514	7,389	1,080,132	13,013
Wages and salaries	1,027,151	229,225	2,372,031	434,506
Rent expense	109,718	53,652	198,183	107,213
Other general and administrative expenses	385,385	32,560	1,089,783	75,584

Total general and administrative expenses	3,496,127	381,380	6,649,237	759,205

Income (loss) from operations	(2,773,077)	22,461	(5,291,884)	(163,450)

Other income (expense)
Other income and expense, net	(14,052)	10,176	-	23,866
Gain on extinguishment of notes payable	-	-	106,423	-
Interest expense	(277,925)	(5,845)	(715,277)	(21,208)

Net Income (loss)	$(3,065,054)	$26,792	$(5,900,738)	$(160,792)

Net Income (Loss) - Common Stockholders:
Net Loss	$(3,065,054)	$26,792	$(5,900,738)	$(160,792)
Beneficial conversion feature of Series A preferred stock	-	-	(933,873)	-
Accretion of dividends on Series A preferred stock	(80,675)	-	(104,125)	-

Net earnings (loss) - available to common stockholders	$(3,145,729)	$26,792	$(6,938,736)	$(160,792)

Basicand diluted earnings (loss) per common share	$(0.14)	$0.01	$(0.35)	$(0.03)

Basic and Diluted weighted average common shares outstanding	21,750,103	4,828,831	20,097,470	4,828,831

See accompanying notes to consolidated financial statements.

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months	For the six months
	Ended	Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(5,900,738)	$(160,792)
Adjustments to reconcile net loss to net cash used by operating activities:
Issue common stock for non-cash consulting expense	1,000,000	-
Issue warrants for servicing	215,875	-
Non-cash compensation expense	355,637	-
Non-cash stock compensation expense	91,022	-
Non-cash interest expense	264,041	-
Gain on extinguishment of notes payable	(106,423)	-
Depreciation and amortization	1,073,131	13,013
Other	13,148	-
Changes in operating assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts receivable	(3,869,595)	421,940
Inventory	6,172	(25,632)
Prepaid expenses and other current assets	(1,170,648)	100
Other assets	440,527	-
Accounts payable	3,975,794	(362,810)
Accrued liabilities	1,626,520	(40,335)
Customer deposits		119,834
Net cash used by operating activities	(1,985,537)	(34,682)

Cash flows from investing activities:
Cash paid out in acquisition of Intransit Media	(500,000)	-
Acquisition of E&M	(600,000)	-
Purchase of fixed assets	(222,303)	(190,436)
Cash acquired in reverse merger	--	1,968
Net cash (used) by investing activities	(1,322,303)	(188,468)

Cash flows from financing activities:
Proceeds from sale of common stock	666,801
Proceeds from sale of Preferred stock and issuance of warrants	3,910,505	-
Issuance of common stock for exercise of warrants	22,750	-
Deferred financing costs and commitment fees	(428,000)	-
Net change in line of credit	(38,294)	11,494
Proceeds from notes payable	-	70,000
Net change in bank overdraft	-	95,531
Change in due to related parties	-	(10,250)
Principal payments on notes payable	(607,600)	-
Proceeds from notes payable - related parties	150,000	36,000
Principal payments on notes payable	-	(16,102)
Principal payments on capital lease obligations	(28,504)	-
Net cash provided by financing activities	3,647,658	186,673

Net change in cash	339,818	(36,477)

Cash, beginning of period	66,641	36,477

Cash, end of period	$406,459	$-

Supplementary cash flow information:
Cash payments for income taxes	$-	$-
Cash payments for interest	$138,335	$23,455

Schedule of non-cash investing and financing activities:

Common stock issued for acquisition	$572,500	$-

See accompanying notes to consolidated financial statements.

IMPART MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and History

Description of Business. Impart Media Group, Inc. (formerly known as Limelight Media Group, Inc. and hereinafter referred to as "we", "us" or the "Company") sells dynamic digital media solutions consisting of monitors, media servers, and associated technological hardware and software. We provide design, integration, fabrication, assembly, QA (quality assurance), creative production, and installation services throughout the United States. As a result of our acquisition of E&M Advertising, Inc. and its affiliates in February 2006, we now provide advertising capability to the digital elements and other media services we deploy for our customers.

We have developed and offer for sale a digital media network that is based on a unique architecture called Impart IQ, a web-based service that we believe no other company in the sector provides. Our products are targeted to businesses desiring digital signage and interactive media systems in one or more locations. This centrally managed network has the capability to deliver relevant information to any location where a message benefits from real time delivery to one or numerous displays. The network may be managed by our customers or by us.

We are currently developing products and networks for multiple markets, thereby providing the potential to realize revenue from multiple sources. For example, airports, mass transit facilities, malls, financial institutions, retail stores and government agencies can be location partners for directory services and the distribution of advertisements, marketing messages and information and entertainment content. Revenues are derived from network monitoring, hosting, equipment sales, maintenance and installation fees, content management, creative development fees, advertising sales and sponsorships. Advertising revenue may be used to offset the costs of deployment for location partners or the partners may receive a portion of the advertising revenue on a negotiated basis.

For the three month period and six month period ended June 30, 2006, our primary source of revenue was derived from media services, equipment sales, and managed subscription services. For the three month period and six month period ended June 30, 2005, our primary source of revenue was derived from equipment sales and consulting and design services.

History. We were incorporated in the State of Nevada on May 17, 1996 under the name "Multinet International Corporation." On October 3, 2003, we changed our name to "Limelight Media Group, Inc."

On June 30, 2005, we acquired all of the outstanding capital stock of Impart, Inc., a Washington corporation (the "Impart, Inc. Transaction"). Impart, Inc. was a privately-held company that sold dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. The acquisition of the Impart, Inc. stock was a "reverse acquisition" in which all of the outstanding capital stock of Impart, Inc. was effectively exchanged for a controlling interest in our company. On June 30, 2005, immediately prior to the Impart, Inc. Transaction, Impart, Inc. purchased all of the assets of iPoint Networks, LLC, a Washington limited liability company ("iPoint"), pursuant to an asset purchase agreement (the "iPoint Transaction"). As consideration for the asset purchase, Impart, Inc. issued a promissory note in the amount of $250,000 to the seller of iPoint and issued shares of our common stock having an aggregate value of $750,000.

Prior to the Impart, Inc. Transaction, we were a public company with nominal operations, and had $106,000 in assets (including cash totaling $2,000); liabilities totaling $891,000; a cash equivalent credit valued at $125,000 previously purchased through the issuance of shares of our common stock and a receivable related to the issuance of our common stock totaling $12,500.

As we did not have a sufficient number of duly authorized shares on the date of the acquisition, the parties agreed to holdback 2.9 million shares ("Holdback Shares") of the 8.1 million shares of our common stock to be issued to the owners of Impart, Inc. and iPoint. During the fourth quarter of 2005, we entered into agreements to convert the 2.9 million Holdback Shares into a liability totaling $4.6 million. This liability later was satisfied in exchange for the issuance of the same number of shares as was originally defined as the Holdback Shares.

The following table reflects the stock issued in relation to the Impart, Inc. Transaction and the iPoint Transaction:

	Impart Transaction[1]	iPoint Transaction[2]	Total
Total consideration	7,656,250	468,750	8,125,000
Holdback shares	(2,709,135)	(165,865)	(2,875,000)
Total common stock issuance	4,947,115	302,885	5,250,000

In addition to the shares described above, we issued 81,000 shares of our common stock as part of the Impart, Inc. Transaction that are held in escrow. Some or all of these shares will be used to settle liabilities that were outstanding at the time of the transaction and that are still being negotiated.

On June 30, 2005, immediately prior to the consummation of the Impart, Inc. Transaction, Impart, Inc. purchased all of the assets of Media Sidestreet Corporation ("MSSCO") pursuant to an asset purchase agreement. In exchange for the purchase of all the assets of MSSCO, Impart, Inc. issued promissory notes in the aggregate principal amount of $1 million to the sellers of MSSCO. We satisfied such notes in January of 2006 by issuing our common stock at a value of $1.00 per share. The satisfaction of the notes through the issuance of our common stock resulted in a gain on retirement of debt of $106,000. Prior to the Impart, Inc. Transaction, the majority owners of Impart, Inc. were the owners of MSSCO. As a result, this acquisition was a related party transaction. Accordingly, our financial statements include the combined historical financial statements of Impart, Inc. and MSSCO.

On February 2, 2006, we purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in its digital advertising services business, including the right to manage the PATHVISION digital signage system owned by the Port Authority’s PATHVISION broadcasting system, and the equipment, computer servers and software used by them in the delivery of such services.

On February 28, 2006, we purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively, “E&M”), through a newly formed subsidiary, Impart Media Advertising, Inc. E&M was engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, we agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1.6 million restricted shares of our common stock. In April 2006, we issued 1.47 million of the 1.6 million restricted shares. The fair value of the shares issued at the measurement date was approximately $4.8 million.

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of our company as of June 30, 2006, its cash flows for the six months ended June 30, 2006 and 2005 and its results of operations for the three and six months ended June 30, 2006 and 2005. Pursuant to the rules and regulations of the U.S. Securities and Exchange Comission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

[1]
The Impart, Inc. Transaction is considered to be a capital transaction in substance, rather than a business combination. As such, the Impart, Inc. Transaction is equivalent to the issuance of stock by a private company (Impart, Inc.) for the net monetary assets of a public shell company (Limelight Media Group, Inc.), accompanied by a recapitalization. Thus, the 4.95 million shares (net of Holdback Shares) of common stock issued to the shareholders of Impart, Inc. are retroactively applied. The accounting for the Impart, Inc. Transaction is identical to that resulting from a reverse acquisition, except that neither goodwill nor other intangible assets was recorded. Accordingly, these financial statements are the historical financial statements of Impart, Inc. Impart, Inc. was incorporated on June 19, 1984, in the State of Washington.

[2]
The Ipoint Transaction resulted in the acquisition of certain fixed assets in exchange for 302,885 shares (net of Holdback Shares) and a promissory note totaling $250,000. The note was satisfied in January 2006.

The results of our operations for the three months and the six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

3. Liquidity: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $5.9 million and $161,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. Our current liabilities exceeded our current assets by approximately $2.2 million as of June 30, 2006. Our net cash used in operating activities approximated $2.1 million for the six months ended June 30, 2006.

At June 30, 2006, total cash was approximately $406,000. In the first quarter of 2006, we entered into a $6 million secured, revolving credit facility (the “Laurus Facility”) with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”). The term of the Laurus Facility is three years and interest accrues on any unpaid principal plus interest at a rate per annum equal to the “prime rate” plus three percent (3%). The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate. As of June 30, 2006, the amount available to us to draw down under the Laurus facility was $1.2 million.

We anticipate that our existing capital resources, including the $1.2 million that was available to us under the Laurus Facility, will not enable us to continue operations past September of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from product sales prior to September 2006, we will be forced to cease operations. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We are actively working with investment bankers concerning our financing options. We cannot assure you that financing will be available to us on favorable terms or at all.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2006, our accumulated deficit was $10.1 million. Our net loss was $3.1 million for the three months ended June 30, 2006 and $5.9 million for the six month period ending June 30, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from product sales, accounts receivable based financings, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on additional sources of capital and the success of our operating plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

To realize our growth strategy and business plans, we will likely seek additional borrowings under the Laurus Facility (Note 10) or through sales of additional shares of our capital stock to institutional investors, or a combination of both.

4. Summary of Significant Accounting Policies

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amount of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of our company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable. Accounts receivables are reviewed quarterly to determine whether their carrying value has become impaired. We consider the assets to be impaired if the balances are more than one year old. We have established an allowance for doubtful accounts of $42,000 as of June 30, 2006. When accounts are written off, they are charged against the allowance. Generally, we do not assign past due status to receivables. Also, receivables generally are not collateralized and do not bear interest.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. As of June 30, 2006, two customers represented approximately 28% of accounts receivable. These two customers represented 11% and 11% and 12% and 13% of total revenues during the three and six months ending June 30, 2006 and 2005, respectively.

Inventory. Inventory is stated at lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. We monitor our inventory for excess and obsolete items and make necessary valuation adjustments when required.

Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. No impairment was deemed to exist as of June 30, 2006.

Fixed assets acquired through the E&M Acquisition were recorded at their estimated fair value at the time of acquisition. Depreciation is recorded using the straight-line method with useful lives of approximately 3 years.

Intangibles. Intangible assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Infinite lived assets consist of goodwill, which is subject to an impairment test at least annually. Finite lived assets consist of customer lists and contractual rights, which we amortize over a period of 3 and 2 years, respectively.

Net Loss per Common Share. Net loss per common share excludes any dilutive effects of options, warrants and convertible securities. Net loss per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Loss. SFAS No. 130, “Reporting of Comprehensive Income,” establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, we have not had any significant transactions that are required to be reported in other comprehensive loss.

Segment Information. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the management approach to determine reportable segments. We operate under one segment.

Advertising Costs. We recognize advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, we expense the costs of producing advertisements at the time production occurs, and expense the costs of communicating advertisements in the period in which the advertising space or airtime is used.

Stock-based Compensation. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation cost recognized for fair value options issued was $91,000 and $0 for the six months ended June 30, 2006 and 2005, respectively. There was no compensation cost recognized for the fair value options for the three months ended June 30, 2006 and 2005, respectively.

SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the cash flow statement.

We also apply SFAS No. 123R and the consensus in Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock based compensation to non-employees.

Revenue Recognition. We derive substantially all of our advertising revenue from fees for services. Additionally, commissions are earned based upon the placement of advertisements in various media. Revenue is realized when the service is performed in accordance with the terms of each client arrangement and upon completion of the earnings process. Revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, “Revenue and Recognition in Financial Statements”, as updated by SAB 104. In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue 99-19 (EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because revenue has been earned from a fee or commission. We typically act as an agent on behalf of our clients in their primary lines of business. Accordingly, most revenues are recorded based upon the net commissions earned. We record non-media and Internet services at a gross billing amount, due to the actual services we perform or provide. The net billing amounts included in operating revenues for the three months and six months ended June 30, 2006 and 2005 were approximately $494,000 and $0, and $277,000 and $0, respectively.

Revenue from product sales is generally recognized when our products are shipped and/or the revenue is fully earned and ownership has passed to the customer. Revenue from management fees is recorded in the month the service is provided. Revenue from design and installation contracts is recognized using the completed-contract method. Due to the short term nature of the contracts, there were no significant contracts in process at June 30, 2006.

5. Acquisitions

InTransit Media

On February 6, 2006, we purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in its digital advertising services business, including the right to manage the PATHVISION digital signage system owned by the Port Authority of New York and New Jersey. In consideration for the assets, we paid $500,000 in cash and delivered 146,762 shares of our common stock valued at $572,372 for total consideration of $1,072,372. The purchased assets consisted of the assets used in InTransit Media’s digital advertising services business, including its exclusive right to provide digital advertising services to the Port Authority of New York and New Jersey for the Port Authority's PATHVISION broadcasting system, and the equipment, computer servers and software used in the delivery of such services.

We consolidated the operations of InTransit as of the date of acquisition. The unaudited pro forma financial information presented herein reflects the estimated pro forma effect of the InTransit transaction as if it occurred on January 1, 2006 and 2005, respectively.

The unaudited pro forma condensed financial statements include specific assumptions and adjustments related to the purchase of the assets. These pro forma adjustments have been made to illustrate the anticipated financial effect of the purchase of the assets. The adjustments are based upon available information and assumptions that we believe are reasonable as of the date of this filing. However, actual adjustments may differ materially from the information presented. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma condensed financial statements.

The unaudited pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial position which would actually have been obtained if the transaction had occurred in the periods indicated below or which may exist or be obtained in the future. The information is not representative of future results of operations or financial position. The unaudited condensed pro forma financial information is qualified in its entirety and should be read in conjunction with the more detailed information and financial data appearing in our historical financial statements and notes thereto included herein. In the opinion of management, all material adjustments necessary to reflect the acquisition of the assets by us have been made.

Proforma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2006
	Actual	Adjustments *	Proforma
Revenues	$2,649,081	$9,000	$2,658,081
Operating loss	(5,291,884)	(58,620)	(5,350,504)
Net loss	(5,900,738)	(58,620)	(5,959,358)
Beneficial Conversion Feature of Series A Preferred	(933,873)	-	(933,873)
Accretion of Dividends on Series A Preferred Stock	(104,125)	-	(104,125)
Net loss - Common Stockholders	(6,938,736)	(58,620)	(6,997,356)
Loss per share - basic and diluted	$(0.35)		$(0.35)

* The proforma adjustment to the historical financial statements reflects an increase in revenue of $9,000 and operating expenses of $20,000 from January 1, 2006 through February 5, 2006, as well as an increase in amortization expense of $47,620 related to the acquisition.

Proforma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2005
	Actual	Adjustments *	Proforma
Revenues	$1,907,328	$27,000	$1,934,328
Operating loss	(163,450)	(301,092)	(464,542)
Net loss	(160,792)	(301,092)	(461,884)
Loss per share - basic and diluted	$(0.03)		$(0.08)

* The proforma adjustment to the historical financial statements reflects an increase in revenue of $27,000 and operating expenses of $60,000 as well as amortization expense of $268,092 related to the acquisition.

E&M Advertising

On February 28, 2006, we purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively “E&M”), through a newly formed subsidiary, Impart Media Advertising, Inc. E&M was engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, we agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1.6 million restricted shares of our common stock.

In April 2006, we issued 1.47 million of the 1.6 million shares of our common stock to be issued in connection with the acquisition of E&M. The fair value of the remaining shares to be issued as determined based on the measurement date is approximately $462,000. The fair value of these shares has been recorded as “Stock Issuance Payable” as of June 30, 2006.

We consolidated the operations of E&M as of the date of acquisition. The unaudited pro forma financial information presented reflects the estimated pro forma effect of the E&M transaction as if it occurred on January 1, 2006 and 2005, respectively.

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

Pro forma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2006
	Actual	Adjustments *	Proforma
Revenues	$2,649,081	$689,247	$3,338,328
Operating loss	(5,291,884)	(49,708)	(5,341,592)
Net loss	(5,900,738)	(378,622)	(6,279,360)
Beneficial Conversion Feature of Series A Preferred	(933,873)		(933,873)
Accretion of Dividends on Series A Preferred Stock	(104,125)		(104,125)
Net loss - Common Stockholders	(6,938,736)	(378,622)	(7,317,358)
Loss per share - basic and diluted	$(0.35)		$(0.37)

*The proforma adjustment to historical financial statements reflects the recognition of amortization of approximately $329,000 from January 1 through February 28, 2006, related to the acquisition and total operating expenses of $410,000 of the same period. The revenue adjustment reflects earned revenue by E&M of $689,000 from January 1 through February 28, 2006.

Proforma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2005
	Actual	Adjustments *	Proforma
Revenues	$1,907,328	$2,286,129	$4,193,457
Operating income ( loss)	(163,450)	161,369	(2,081)
Net income (loss)	(160,792)	142,745	(18,047)
Loss per share - basic and diluted	$(0.03)		$0.00

* The proforma adjustment to the historical financial statements reflects an increase in revenue of $2,286,129 and operating expenses of $1,631,388 as well as amortization expense of $493,372 related to the acquisition.

6. Inventory.

Inventory totaling $477,000 consisted of finished goods as of June 30, 2006.

7. Fixed Assets

Fixed assets consisted of the following as of June 30, 2006:

Computer and other equipment	$837,123
Furniture and fixtures	137,174
Software	977,199
Leasehold equipment	3,853
Less: accumulated depreciation	(517,710)

Fixed assets, net	$1,437,639

8. Intangibles

Intangibles consisted of the following as of June 30, 2006:

Infinited-lived:
Goodwill	$1,420,459

Finite-lived:
Customer List	4,500,000
Contractual Rights	1,072,372

Less: accumulated amortization	(871,665)
Intangibles, net	$6,121,166

9. Due to/from Related Parties

Due to Related Parties totaling $191,000 as of June 30, 2006, consisted of the following:

Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150,000
Unreimbursed expenses to various stockholders, unsecured, bearing interest	19,965
Accrued interest on related party loans	20,801
Total due to related parties	$190,766

Due from related parties totaling $256,000 as of June 30, 2006, included in other assets consisted of the following:

Related party receivable assumed as part of E&M Acquisition	$256,423

10. Line of Credit

On January 27, 2006, we entered into a Security Agreement with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which Laurus agreed to provide us with a revolving credit facility of up to $6 million (“Laurus Facility”). The term of the Laurus Facility is three (3) years and borrowings under the Laurus Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). Interest on borrowings under the Laurus Facility is payable monthly on the first day of each month, commencing on February 1, 2006. All outstanding principal amounts must be paid on January 27, 2009. The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent (90%) of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate.

On January 27, 2006, we obtained an initial draw under the Laurus Facility of $2 million, of which approximately $782,000 was used to satisfy bank loans in full. The draws under the Laurus Facility are used for general corporate and working capital purposes. As of June 30, 2006, the balance due to Laurus was approximately $657,000.

In connection with the Laurus Facility, we paid Laurus approximately $246,000, comprised of a management fee of $216,000 and reimbursement of $30,000 in due diligence and documentation expenses. The management fee is being amortized to interest expense over the three-year term of the Laurus Facility. We also paid a cash fee of $180,000 and issued warrants to purchase 231,000 shares of common stock to GunnAllen Financial, Inc. for investment banking services. The warrants were recorded at fair value totaling $442,000 using the Black-Scholes option-pricing model. These fees were recorded as deferred debt issue costs to be amortized to interest expense over the three-year term of the Laurus Facility.

Warrant. We issued to Laurus a common stock purchase warrant, entitling Laurus to purchase up to 750,000 shares of our common stock, par value $.001 per share, at an exercise price of $.01 per share, subject to certain adjustments. We determined the fair value of the warrant to be $1.6 million as determined by using the Black-Scholes option-pricing model. This warrant was issued to obtain the Laurus Facility. As such, we recorded the full value of the warrant as deferred debt issue costs upon entering the facility agreement with Laurus. Debt issue costs are amortized to interest expense over the three-year term of the Laurus Facility.

The Laurus warrant expires on January 27, 2013. In connection with the Security Agreement entered into in conjunction with the Facility, Laurus is restricted from selling any shares of common stock it receives through the exercise of the warrant prior to January 27, 2007. Additionally, Laurus agreed to certain restrictions to selling shares acquired through the exercise of the warrant, except under certain circumstances, including the continuance of an event of default under the Security Agreement.

Security Agreement. The Facility is secured by a blanket lien on substantially all of our assets and those of our subsidiaries pursuant to the terms of a Security Agreement. In addition, we pledged the ownership interests in our subsidiaries pursuant to a stock pledge agreement executed in favor of Laurus. If an event of default occurs under any of the Security Agreement, the Warrant, the Stock Pledge Agreement, the Registration Rights Agreement or the Note (collectively, the “Transaction Documents”), Laurus has the right to accelerate payments under the Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the Note. If an event of default occurs under any of the Transaction Documents, one hundred twenty-five percent (125%) of the unpaid principal balance, plus accrued interest and fees, will become immediately due and payable. Laurus will also be entitled to payment of a default interest rate of two percent (2%) per month on all amounts due and such other remedies specified in the Transaction Documents and under the Uniform Commercial Code.

The Security Agreement contains certain negative covenants that require us to obtain the prior written consent or other actions of Laurus in order for us to take certain actions at any time when borrowings remain outstanding under the Facility.

Registration Rights Agreement. Pursuant to the terms of a Registration Rights Agreement between Laurus and the Company (the “Registration Rights Agreement”), we are obligated to file a registration statement on Form SB-2 or S-3 to register the resale of the shares of Common Stock issuable (i) upon exercise of the Warrant and (ii) as a result of adjustments made to the Exercise Price pursuant to the Warrant. We were initially required to file the registration statement required to be filed in connection with the exercise of the Warrant (the “Original Registration Statement) on or prior to April 15, 2006. During the second quarter of 2006, we obtained a waiver from Laurus with respect to this requirement. Accordingly, the initial filing date of the Original Registration Statement was postponed to on or prior to July 31, 2006. We filed the Original Registration Statement with the SEC on July 31, 2006. We are also required to use our best efforts to have the Original Registration Statement declared effective by the SEC as promptly as possible after filing, on or prior to November 13, 2006. In the event of adjustments made to the Exercise Price pursuant to the Warrant, we are required to file a registration statement (the “Additional Registration Statement”) within thirty (30) days of (i) such event resulting in the adjustment of the Exercise Price or (ii) the actual date of the adjustment of the Exercise Price.

11. Stock Option Plans and Warrants

In 2005, our Board of Directors adopted an incentive stock plan for our employees ( “2005 Stock Option Plan”). Options granted under the 2005 Stock Option Plan are as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	1,295,000	705,000	$0.73
Grants	-	-	-
Balance, June 30, 2006	1,295,000	705,000	$0.73
Options exercisable as of June 30, 2006		309,998	$0.73

Options outstanding are summarized as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.70 - $0.77	705,000	309,998	$0.73	4.99

The weighted-average fair value for options granted during 2005 was $0.82 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	2.50
Volatility	256.18%
Interest rate	4.35%
Yield rate	0%

In addition, we granted warrants to non-employees as follows:
	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	447,566	$0.95
Granted	4,647,877	1.33
Exercised	(100,000)	.20
Forfeited	-	-
Expired	-	-
Balance, June 30, 2006	4,995,443	$1.29
Warrants exercisable as of June 30, 2006	4,995,443	$1.29

The weighted-average fair value for warrants granted during 2006 was $2.66 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	3.0
Volatility	139%
Interest rate	4.41%-4.75%
Yield rate	0%

12. Separation Agreements

During March 2006, David V. Lott resigned from his position as our Chief Executive Officer and from our board of directors. In accordance with his separation agreement dated March 15, 2006, Mr. Lott will receive a base salary of $120,000 for a period of one year following his resignation date and the remaining balance is included in accrued expenses.

13. Series A Convertible Preferred Stock

During March 2006, we sold 2,903,229 shares of Series A Convertible Preferred Stock (“Series A Shares”) at $1.55 per share for total gross proceeds of $4.5 million. We paid $562,000 in issuance costs, and realized net proceeds of $3.9 million. In addition, the purchasers of the Series A Shares received warrants to purchase an aggregate of 2,903,229 shares of common stock with an exercise price of $2.25 per share and a three-year term.

Each Series A Share is convertible into one share of common stock, subject to adjustment for certain dilutive events. Series A Shares are convertible by the holder at any time. The Series A Shares will automatically convert into shares of common stock, at a conversion price of $1.55 (subject to certain adjustments), on the third anniversary of the issuance date or upon the date of a consummation of a bona fide firm underwritten public offering of our securities of at least $20 million in which the price per share is at least $4.00 (subject to certain restrictions). The Series A Shares provide that the consent or affirmative vote of the holders of at least seventy-five percent (75%) of the Series A Shares is necessary to: (a) authorize, create, issue or increase the authorized or issued amount of any class or series of stock (with limited exceptions); (b) amend, alter or repeal the provisions of the Series A Shares to adversely affect the rights, preferences and voting powers of such Series A Shares, (c) repurchase, redeem or pay dividends on any shares of common stock; (d) amend our Articles of Incorporation or By-Laws; (e) effect any distribution with respect to any junior stock; (f) reclassify the our outstanding securities, and (g) voluntarily file for bankruptcy, liquidate our assets or change the nature of the business.

The Series A Shares provide that dividends will accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. Dividends on the Series A Shares will be paid in either cash or shares of common stock at our discretion, provided that we have an effective registration statement providing for the resale of the shares of our common stock. If a registration is not currently effective, we must pay dividends in cash. Through June 30, 2006, we have accrued approximately $104,000 in dividends payable.

Additionally, the terms of our Series A Shares also require us to pay a one-time special dividend, payable in additional Series A Shares to the holders thereof, if our aggregate gross revenues for the four consecutive calendar quarters commencing on April 1, 2006 do not equal or exceed $50 million. The number of additional shares issuable to each holder shall be equal to the product of (i) the number of Series A Shares held by such holder at such time multiplied by (ii) 38.39%.

In the event of our liquidation, dissolution or winding up, the holders of Series A Shares are generally entitled to receive a liquidation preference over the holders of common stock equal to $1.55 per Series A Share held and any declared but unpaid dividends.

The Series A Shares are subject to a mandatory redemption feature at a price equal to $1.55 per share, plus any accrued and unpaid dividends and certain other adjustments in the event of a closing of a purchase, tender or exchange offer made to one person or a group in which more than fifty percent of the outstanding shares of common stock are tendered and accepted. In the event of the our suspension from listing, our inability to comply or intention not to comply with a request for conversion, deregistration of the our shares of common stock, the consummation of a ‘going private’ transaction or breach of the representation, warranty, covenant or other term or condition of agreements pursuant to the sale of the Series A Shares, the shares become mandatorily redeemable at a price equal to 120% of $1.55 per share, plus any accrued and unpaid dividends and certain other adjustments.

Of the $4.5 million in gross proceeds from the stock sale, we allocated $2.8 million to the Series A Shares and $1.7 million to the warrants, based on their relative fair values on the date of issuance, pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate total proceeds to the Series A Shares was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis, dividend rights, liquidation preferences and redemption rights. The fair value used to allocate the proceeds to the warrants to purchase common stock was based on a Black-Scholes valuation model and the following assumptions: exercise price $2.25; no dividends; term of 3 years; risk free interest rate of 4.75%; and volatility of 136.5%.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we separately valued the in-the-money conversion feature embedded in the Series A and allocated $933,873 to this embedded beneficial conversion feature. As described in EITF 00-27, EITF 98-5 and . As described in EITF 00-27, EITF 98-5 and Accounting Series Release No. 268 “Presentation in Financial Statements of Redeemable Preferred Stocks”, the beneficial conversion feature is amortized as a deemed dividend with a corresponding increase in the carrying value of the Series A Convertible Preferred Stock on the date of issuance as there is no stated redemption date and the shares are immediately convertible upon issuance. In light of our retained deficit, the deemed dividend remains in additional paid in capital. The beneficial conversion cost of $934,000 and the accreted dividends of $104,000 are added to net loss to determine the net loss available to common stockholders. Accreted dividends of $81,000 are added to net loss for the three months ended June 30, 2006 to determine the net loss available to common stockholders.

The following table sets forth the calculation used in determining the amount of the beneficial conversion feature (in thousands, except per share amounts):

Gross proceeds allocated to the Series A Convertible Preferred Stock based on relative fair value (prior to the allocation of issuance costs)	$2,836
Shares of common stock into which the Series A Convertible Preferred Stock is convertible	2,903
Effective conversion price per common share	0.98
Closing price of common stock on transaction dates	3.42
Intrinsic spread representing the value of beneficial conversion feature per share	2.44
Shares of common stock into which the Series A Convertible Preferred Stock is convertible	2,903
Aggregate value of the beneficial conversion feature, limited to proceeds allocated to preferred stock net of issuance costs	$934

14. Common Stock Transactions

In April 2006, we issued 1.47 million of the 1.6 million shares of our common stock in connection with the acquisition of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. The fair value of the all shares to be issued as determined based on the measurement date is approximately $5.3 million. The fair value of these shares was recorded as “Stock Issuance Payable” as of June 30, 2006. In connection with the issuance of these shares the “Stock Issuance Payable” balance has been decreased to $462,000.

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

In April 2006, we issued 6,000 shares of our common stock to one of our board members for consulting services previously rendered. The fair market value of those shares is $15,000.

In April 2006, we issued and sold in a private placement, an aggregate of 50,000 shares of our common stock at $2 per share pursuant to a common stock purchase agreement. We received net proceeds of $100,000.

In April 2006, a warrant holder exercised warrants for a total of 132,500 shares of our common stock, with net proceeds to us of $28,000.

On June 2, 2006, we received a waiver from Laurus with respect to our default of certain covenants relating to the registration of shares underlying warrants held by Laurus. In consideration of the waiver, we issued to Laurus 30,000 shares of our common stock. We filed the registration statement on July 31, 2006.

15. Capital Lease Obligations

We are obligated to make payments under two capital leases for equipment with a total cost of $122,000. The capital lease obligations require a minimum lease payment of $4,800 per month with an interest rate of approximately 31%. Future minimum lease payments are as follows:

July 1, 2006 through December 31, 2006	$25,115
2007	50,231
2008	36,513
2009	1,799

113,658
Less: current portion	21,330
Capital lease obligations - long-term portion	$92,328

16. Commitments and Contingencies

Leased Facilities We utilize leased facilities under a noncancellable-operating lease. The lease calls for a base monthly rent of $15,000 through November 30, 2018. Total rent expense for this operating lease was $45,000 for both the three months ended June 30, 2006 and 2005, and $90,000 for both the six months ended June 30, 2006 and June 30, 2005. Certain of our officers, directors and stockholders are owners of the company that owns the facility.

Impart Media Advertising, Inc. leases its office facilities under an operating lease, which was extended June 2011. Total rental expense under the facilities lease was approximately $36,000 and $0, and $90,000 and $0 for the three and six months ended June 30, 2006 and June 30, 2005, respectively. We also have various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.

Future minimum rental payments for the leased facilities as of June 30, 2006, are as follows:

July 1, 2006 through December 31, 2006	$202,000
2007	406,240
2008	410,765
2009	415,380
2010	420,090
Thereafter	1,245,000
$3,099,475

17. Legal Proceedings

On April 21, 2006, an action was filed against our company in Division No. 1 of the Warren Circuit Court of the Commonwealth of Kentucky titled William H. Funk, II and All American Investors Group, Inc. v. Limelight Media Group, Inc., David Lott, Impart Mobile Media division/OTR Media, Inc. and Stewart Layton, case number 06-CI-854. Such complaint alleges that our company unfairly competed with OTR Media, Inc. by utilizing its trade secrets and other confidential information in our mobile media business, thus depriving the stockholders of OTR Media, Inc. of the full value of their shares and pecuniary interest in OTR Media, Inc. The plaintiffs in such action are seeking an injunction against our company to enjoin the alleged use and appropriation of such trade secrets, as well as monetary damages of a yet unspecified amount. On May 18, 2006, the action was removed to federal court in the Western District of Kentucky, C.V. No.: 1:06-CV-72-M. On June 6, 2006, we filed a motion to dismiss the complaint on the basis of plaintiffs’ lack of standing to bring a direct claim against us, plaintiffs’ failure to state a claim upon which relief may be granted and lack of personal jurisdiction over us and the other defendants, among other bases. As of August 15, 2006, we await a final ruling on the matter.

18. Subsequent Events

In July 2006, we issued an aggregate of 500,000 shares for two separate consulting agreements. In addition, we agreed to issue warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.25 per share. These warrants will vest based on such consultants meeting certain predetermined milestones.

As further described in Note 11, Series A Convertible Preferred Stock, the conversion price of $1.55 is subject to certain adjustments in the event we issue additional equity instruments at a price below this initial conversion price. In July 2006, we agreed to issue warrants to purchase common stock at an exercise price of $1.25 to a third party. Under the terms of the Series A Convertible Preferred Stock, this grant requires an adjustment to the conversion price of the Series A Convertible Preferred Stock. Further, the resulting change in the conversion price triggers a remeasurement of the beneficial conversion feature recognized during the first quarter of 2006. Accordingly, we will be required to record the effect of this remeasurement in the third quarter of 2006.

During second quarter of 2006, we entered into a letter agreement with Crystal Research Associates, LLC ("Crystal") to provide certain market analyses to us. Under the terms of the agreement, we have committed to pay Crystal $35,000 and have committed to issue three-year warrants to purchase 200,000 shares of common stock at an exercise price of $2.60. Management expects to issue the warrants and expects the contracted services to commence during third quarter of 2006.

19. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as statements made from time to time by our representatives, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding planned or expected contracts that we may enter into with regard to our proprietary hardware, IQ Box, our media content, IQ Streams, our advertising offering, IQ Ads; advertising contracts originated by our wholly-owned subsidiary, Impart Media Advertising, Inc.; the potential market size for our products; advantages of our products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-KSB for the year ending December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and the other factors discussed in connection with any forward-looking statements.

General

Impart Media Group, Inc. (formerly known as Limelight Media Group, Inc. and hereinafter referred to as "we”, “us” or “our company") sells dynamic digital media solutions consisting of monitors, media servers, and associated technological hardware and software. We provide design, integration, fabrication, assembly, QA (quality assurance), creative production, and installation services throughout the United States. As a result of our acquisition of E&M Advertising, Inc. and its affiliates in February 2006, we now provide advertising capability to the digital elements and other media services we deploy for our customers.

We have developed and offer for sale a digital media network that is based on a unique architecture called Impart IQ, a web-based service that we believe no other company in the sector provides. Our products are targeted to businesses desiring digital signage and interactive media systems in one or more locations. This centrally managed network has the capability to deliver relevant information to any location where a message benefits from real time delivery to one or numerous displays. The network may be managed by our customer or us.

We are currently developing products and networks for multiple markets, thereby providing the potential to realize revenue from multiple sources. For example, airports, mass transit facilities, malls, financial institutions, retail stores and government agencies can be location partners for directory services and the distribution of advertisements, marketing messages and infotainment content. Revenues are derived from network monitoring, hosting, equipment sales, maintenance & installation fees, content management, creative development fees, advertising sales and sponsorships. Advertising revenue may be used to offset the costs of deployment for location partners or the partners may receive a portion of the advertising revenue on a negotiated basis.

Recent Developments

On July 31, 2006, we filed with the SEC a registration statement on Form SB-2 (the “Registration Statement”). The securities covered by the Registration Statement are shares of common stock being registered for resale by certain selling stockholders upon exercise of outstanding 7-year warrants, 3-year warrants and 5-year warrants and an indeterminate number of shares that may be issued and resold to prevent dilution resulting from stock splits, stock dividends or similar transactions. Additionally, under the Registration Statement, shares of common stock are being registered for resale by certain selling stockholders named in the prospectus upon the conversion of outstanding shares of Series A convertible preferred stock as well as an indeterminate number of shares that may be issued and resold to prevent dilution resulting from stock splits, stock dividends or similar transactions. Finally, shares of common stock issued to certain selling stockholders are being registered pursuant to terms of applicable registration rights agreements covering such shares. The Registration Statement has not yet been declared effective by the SEC.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and
•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Share-Based Payments - On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.

We grant options to purchase our common stock to our employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) during the first half of 2006 was $91,000. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $86,000, of which approximately $86,000 is expected to be recognized over the remaining six months of 2006.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

The guidance in SFAS 123(R) and Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) is relatively new and best practices are not well established. There are significant differences among valuation models, and there is a possibility that we will adopt a different valuation model in the future. Theoretical valuation models are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

Revenue Recognition - Revenue from design and installation contracts is recognized using the completed-contract method under which the amount of revenue recognized is the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours or cost to complete the project could significantly change the amount of revenue recognized. There were no significant contracts in process during the three and six months ended June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,
	2006	2005	Change	% Change

	(in thousands)

Revenue	$1,426	$1,017	$409	40%
Cost of revenue	(703)	(613)	(90)	15%
General and administrative expenses	(3,496)	(381)	(3,115)	(623)%
Interest expense	(277)	(5)	(272)	(5,440)%
Depreciation and amortization	(741)	(7)	(734)	(10,557)%
Net Income (loss)	(3,065)	27	(3,092)

Revenue increased $409,000, from $1,017,000 to $1,426,000 during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The increase was primarily due to increased media services revenues of $573,000 derived as a result of our acquisition of E&M Advertising, Inc. in February 2006, and increased subscription revenues of approximately $90,000 derived as a result our acquisition of Media SideStreet Corporation in June 2005, offset by a decrease of $215,000 in revenues from sales of digital signage equipment.

The decrease of $215,000 in revenues from sales of digital signage equipment was primarily due to a shift in our long-term business strategy. Historically, one significant component of our business has been the sale and distribution of brackets and fixtures to support the deployment of plasma screens and LCD screens. During the third quarter of 2005, we began to reduce our emphasis on the distribution of these products and began shifting our primary focus to a more full-service digital media offering. For example, in the first quarter of 2006 we launched several advertising-based programs whereby we derive revenue from the sale of advertising time on the digital signage networks that we manage for our venue providers. Advertisers pay us a negotiated fee for advertising time slots and for content creation and network management services and we often pay a percentage of such fees to the relevant venue provider. As a result, our revenue models now include integration and equipment sales, subscription and management services, revenues from third-party advertising and marketing and content management with development services. We believe this integration will maximize our earnings potential because it delivers a one-stop digital signage solution to our customers whereby they can secure all necessary equipment and services from one source rather than from multiple vendors. We believe these offerings will position our company as a full-service digital media solution provider.

Cost of revenues primarily consists of the amounts we pay for hardware (e.g. video displays, media players and servers) that we integrate and install for our customers. Additional cost of revenues pertains to costs resulting from the increased revenues in media services.

General and administrative expenses for the quarter ended June 30, 2006 increased by $3.1 million as compared with the three months ended June 30, 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees and other general and administrative expenses.

Wages and salary expense for the quarter ended June 30, 2006 was $1.027 million, an increase of $798,000 over the comparable period in 2005 and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the three months ended June 30, 2005, including our acquisitions of E&M Advertising, Inc., iPoint Networks, LLC and Media SideStreet Corporation

Professional and consulting fees for the quarter ended June 30, 2006 was $966,000, an increase of $939,000 over the comparable period in 2005, and was primarily due to the incremental cost of complying with the reporting requirements of a public company as set forth by the SEC and the legal and accounting expenses we incurred relating to our required filings Securities and Exchange Act of 1934 as well as the costs associated with the acquisition transactions that we completed in 2006.

Other general and administrative expenses were $385,000 during the three months ended June 30, 2006, an increase of $352,000 over the same period in 2005 and was primarily due to increased investor relations expenses and additional ongoing administrative expenses resulting from the acquisition of E&M Advertising, Inc.

Interest expense was $278,000 for the quarter ended June 30, 2006, an increase of $272,000 over the same period in 2005 primarily due to interest expense incurred in connection with the Laurus Facility.

Depreciation and amortization costs increased by $734,000 compared to the same quarter of 2005. This increase resulted primarily from acquisition activity.

Based on the above, we had a net loss of $3.1 million for the three months ended June 30, 2006 as compared to a net income of $27,000 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005	Change	% Change

	(in thousands)

Revenue	$2,649	$1,907	$742	39%
Cost of revenue	(1,291)	(1,311)	20	(2)%
General and administrative expenses	(6,649)	(759)	(5,890)	(776)%
Interest expense	(715)	(21)	(694)	(3,304)%
Depreciation and amortization	(1,080,132)	13,013	1,067,119	8,200%
Net loss	(5,901)	(161)	(5,740)	(3,570)%

Revenue increased from the same period of 2005 primarily due to increased media services revenues of $1.0 million derived as a result of our acquisition of E&M Advertising, Inc. in February 2006, and increased subscription revenues of $200,000 derived as a result our acquisition of Media SideStreet Corp. in June 2005, offset by a decrease of $575,000 in revenues from sales of digital signage equipment.

The decrease of $575,000 in revenues from sales of digital signage equipment was primarily due to a shift in our long-term business strategy as referenced above in our discussion of the three months ended June 30, 2005.

Cost of revenues was essentially the same as the comparable period last year despite the increased sales activity because of increased sales of products and services with improved margins.

General and administrative expenses for the six months ended June 30, 2006 increased by $5.8 million as compared with the six months ended June 30, 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees and other general and administrative expenses. Wages and salary expense for the six months ended June 30, 2006 was $2.4 million, an increase of $1.9 million over the comparable period last year and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the six months ended June 30, 2005, including our acquisitions of E&M Advertising, Inc., iPoint Networks, LLC and Media SideStreet Corp.

Interest expense was $715,000 for the six months ended June 30, 2006, representing an increase of $694,000 over the same period in 2005 primarily due to interest expense incurred in connection with the Laurus Facility and due to interest expense resulting from the issuance of common stock warrants in lieu of the payment of accrued interest on loans payable.

Depreciation and amortization costs increased by $1.1 million compared to the same quarter of the prior year. This increase resulted primarily from acquisition activity.

Based on the above, we had a net loss of $5.9 million for the six months ended June 30, 2006 as compared to a net loss of $161,000 for the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, total cash was approximately $406,000. In the first quarter of 2006, we entered into the Laurus Facility with Laurus. The term of the Laurus Facility is three years and interest accrues on any unpaid principal plus interest at a rate per annum equal to the “prime rate” plus three percent (3%). The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate. As of June 30, 2006, the amount available to us to draw down under the Laurus Facility was $1.2 million.

We anticipate that our existing capital resources, including the $1.2 million that was available to us under the Laurus Facility, will not enable us to continue operations past September of 2006, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from product sales prior to September 2006, we will be forced to cease operations. If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We are actively working with investment bankers concerning our financing options. We cannot assure you that financing will be available on favorable terms or at all.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2006, our accumulated deficit was $10.1 million. Our net loss was $3.1 million for the quarter ended June 30, 2006 and $5.9 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. Our stockholders’ equity increased from a $2.8 million deficit as of December 31, 2005 to positive equity of $7.5 million as of June 30, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from product sales, accounts receivable based financings, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Cash Sources and Uses

Cash inflows during 2006 include $3.9 million of net proceeds from a private placement of shares of our Series A preferred convertible stock, draw downs under the Laurus Facility, and proceeds from product sales. We used approximately $782,000 of the proceeds from the Laurus drawdown to satisfy in full our then-existing bank debt. Our remaining cash balances have been used for general corporate and working capital purposes. The following table summarizes cash flow activity for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006	2005
	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$4,600	$-
Proceeds from notes payable - related parties	150	70
Proceeds from notes payable	-	36
Other cash sources	-	215
Total cash sources	$4,750	$1,493

Cash Uses
Cash used in operating activities	$1,986	$35
Cash used in acquisitions	1,100	-
Repayment of debt obligations	608	-
Deferred financing costs	428	-
Capital expenditures	222	190
Other cash uses	67	26
Total cash uses	$4,411	$251

(Decrease) increase in cash	$339	$(36)

At June 30, 2006, we had liquid assets of $7.1 million consisting of cash in the amount of $406,000, accounts receivable derived from operations in the amount of $4.6 million, prepaid expenses and other current assets of $1.6 million and inventory in the amount of $477,000. Long-term assets of $9.8 million consisted primarily of intangible assets of $6.1 million deferred financing costs of $2.2 million and fixed assets, including computer servers, media players and video display equipment used in operations, of $1.4 million.

Current liabilities of $9.3 million at June 30, 2006 consisted primarily of $7.2 million of accounts payable, $657,000 due under the Laurus Facility and $462,000 of stock issuances payable.

Our working capital deficit was $2.2 million as of June 30, 2006.

Financing Activities

On January 27, 2006, we entered into a Security Agreement with Laurus, pursuant to which Laurus agreed to provide us with a revolving credit facility of up to $6 million. The term of the Laurus Facility is three years and borrowings under the Laurus Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). Interest on borrowings under the Laurus Facility is payable monthly on the first day of each month during, commencing on February 1, 2006. All outstanding principal amounts must be paid on January 27, 2009. The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate. Outstanding amounts payable under the Laurus facility are secured by secured by a blanket lien on substantially all of our assets and our subsidiaries pursuant to the terms of a Security Agreement. In addition, we pledged the ownership interests in our subsidiaries pursuant to a stock pledge agreement executed in favor of Laurus securing our obligations under the Laurus Facility.

The Security Agreement and related documents provide that an event of default shall be deemed to have occurred if we default on the payment of any obligation or indebtedness when due, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty or fail to observe any covenant or agreement, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain materiality threshold, our common stock has been delisted or trading has been suspended, we sell a substantial portion of our assets, we merge with another entity or we fail to timely deliver shares of our Common Stock to Laurus when due upon exercise of the warrants issued to Laurus in connection with the financing transaction. If an event of default occurs, Laurus has the right to accelerate payments under the Laurus Facility and, in addition to any other remedies available to it, to foreclose upon the assets securing any outstanding amounts due to Laurus. If an event of default occurs, one hundred twenty-five percent (125%) of the unpaid principal balance, plus accrued interest and fees, will become immediately due and payable. Laurus shall also be entitled to payment of a default interest rate of two percent (2%) per month on all amounts due and such other remedies specified in the relevant transaction documents and under the Uniform Commercial Code.

During March 2006, we sold 2.9 million shares of Series A convertible preferred stock (the “Series A Shares”) at $1.55 per share for total gross proceeds of $4.5 million. In addition, the purchasers of the Series A Shares received warrants to purchase an aggregate of 2.9 million shares of common stock with an exercise price of $2.25 per share and a 3 year term. We paid $562,000 in issuance costs, for net proceeds of $3.9 million.

Each Series A Share is convertible by the holder, at any time, into one share of common stock, subject to adjustment for certain dilutive events. The Series A Shares will automatically convert into shares of common stock at a conversion price of $1.55 (subject to certain adjustments) on the third anniversary of the issuance date or upon the date of a consummation of a bona fide firm underwritten public offering of the our securities of at least $20 million in which the price per share is at least $4.00 (subject to certain restrictions).

The Series A Shares provide that dividends will accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. Dividends on the preferred stock will be paid in either cash or shares of common stock at our discretion, provided that we have an effective registration statement providing for the resale of the shares of common stock. If a registration is not then effective, we must pay the dividends in cash. Accrued dividends payable through June 30, 2006 are approximately $23,000.

On July 31, 2006, we filed a registration statement on Form SB-2 covering the shares of common stock underlying the Series A Shares and the warrants issued to the purchasers of the Series A Shares. The registration statement has not been declared effective as of August 15, 2006.

In the event of our liquidation, dissolution or winding up, the holders of Series A Shares are generally entitled to receive a liquidation preference over the holders of common stock equal to $1.55 per share of Series A Shares held and any declared but unpaid dividends.

ITEM 3.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.  Our management, with the participation of our chief executive officer and chief financial officer along with senior accounting staff have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, our chief executive officer and chief financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING. As previously reported in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, we were actively recruiting additional financial and accounting personnel to better implement effective internal control over our financial reporting procedures. During the three months ended June 30, 2006, we engaged a consultant to provide services as an acting chief financial officer, hired a new vice president of finance and controller and engaged a sufficient number of supporting financial and accounting personnel. As of June 30, 2006 and for the period covered by this Report, the retention of these additional experienced financial and accounting personnel has materially affected, and is reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).

PART II

ITEM 1.	LEGAL PROCEEDINGS

On April 21, 2006, an action was filed against our company in Division No. 1 of the Warren Circuit Court of the Commonwealth of Kentucky titled William H. Funk, II and All American Investors Group, Inc. v. Limelight Media Group, Inc., David Lott, Impart Mobile Media division/OTR Media, Inc. and Stewart Layton, case number 06-CI-854. Such complaint alleges that our company unfairly competed with OTR Media, Inc. by utilizing its trade secrets and other confidential information in our mobile media business, thus depriving the stockholders of OTR Media, Inc. of the full value of their shares and pecuniary interest in OTR Media, Inc. The plaintiffs in such action are seeking an injunction against our company to enjoin the alleged use and appropriation of such trade secrets, as well as monetary damages of a yet unspecified amount. On May 18, 2006, the action was removed to federal court in the Western District of Kentucky, C.V. No.: 1:06-CV-72-M. On June 6, 2006, we filed a motion to dismiss the complaint on the basis of plaintiffs’ lack of standing to bring a direct claim against us, plaintiffs’ failure to state a claim upon which relief may be granted and lack of personal jurisdiction over us and the other defendants, among other bases. As of August 15, 2006, we await a final ruling on the matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2006, we issued 30,000 shares of our common stock to Laurus in consideration for its waiver and amendment of various terms of a registration rights agreement with our company. The shares were issued on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), on the basis that its issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such issuance and Laurus represented to us that it is an “accredited investor” as defined in Regulation D under the Act.

In May 2006, we issued 150,000 shares of our common stock to a consultant as consideration for the performance of consulting services. The shares were issued on the exemption provided by Section 4(2) of the Act, on the basis that the issuance of such shares did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such issuance and such consultant represented to us that it is an “accredited investor” as defined in Regulation D under the Act.

In May 2006, we issued a common stock purchase warrant to two consultants as consideration for the performance of consulting services. Each of the warrants provide for the purchase of up to 40,000 shares of our common stock at an exercise price of $1.00 per share. The warrants expire on May 1, 2009. The warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such issuance and certain representations were made to us by the consultants.

In April 2006, we issued and sold 50,000 shares of our common stock to an investor for a purchase price of $100,000. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that its issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and issuance and certain representations were made to us by the investor that he was an “accredited investor” as defined in Regulation D under the Act.

In April 2006, we issued a three-year warrant to purchase 145,162 shares of our common stock exercisable at $1.55 per share, to a consulting firm in consideration for services rendered in connection with our Series A Preferred Financing. The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that the issuance did not involve a public offering and the consultant represented to us that it was an “accredited investor," as defined in Regulation D under the Act.

In April 2006, we issued 6,000 shares of our common stock to one of the members of our board of directors for consulting services previously rendered. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that its issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and issuance and certain representations were made to us by such director that he is an "accredited investor" as defined in Regulation D under the Act.

ITEM 6.	EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2006		IMPART MEDIA GROUP, INC.

	By:	/s/Joseph F. Martinez
Joseph F. Martinez
Chief Executive Officer
(principal executive officer)

Chief Accounting Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.