Form 10QSB
period 2006-09-30
IMPART MEDIA GROUP INC
filed 2006-11-21
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [_] No [X]

As of November 17, 2006, 22,512,863 shares of our common stock, $0.001 par value per share, and 2,903,229 shares of our Series A preferred stock, $0.001 par value per share, which shares of Series A preferred stock, were, at November 17, 2006, convertible into an aggregate of 2,903,229 shares of our common stock, were outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol “IMMG”.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED BALANCE SHEET
September 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$195,067
Accounts receivable, net	3,900,431
Inventory	920,899
Prepaid expenses and other current assets	1,591,221
Total current assets	6,607,618

Fixed assets, net (Note 7)	1,396,977

Other Assets
Intangible assets, net (Note 5, 8)	4,769,259
Deferred financing costs, net (Note 10)	2,005,267
Other Assets	20,777
Total other assets	6,795,303

Total assets	$14,799,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$6,703,509
Accrued liabilities	330,572
Customer deposits	44,812
Lines of credit (Note 10)	1,340,300
Note payable - related parties (Note 9)	197,243
Capital lease obligation - current portion	19,907
Stock issuance payable (Note 5)	308,364
Other liabilities	203,215
Total current liabilities	9,147,922

Capital lease obligation - long term	112,245

Total liabilities	9,260,167

Commitments and contingencies (Note 16,17)

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 22,512,863 shares issued and outstanding	22,431
Additional paid-in capital	18,964,475
Accumulated deficit	(13,450,078)
Total stockholders' equity	5,539,731

Total liabilities and stockholders' equity	$14,799,898

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
Equipment sales	$806,619	$1,268,839	$1,965,808	$3,152,876
Managed subscription services	112,265	117,216	373,396	117,216
Consulting and design services	74,552	36,726	280,980	60,017
Media Services	660,852	-	1,683,186	-

Total revenues	1,654,288	1,422,781	4,303,370	3,330,109

Cost of revenues	755,421	984,457	2,047,149	2,296,031

Gross profit	898,867	438,324	2,256,221	1,034,078

General and administrative expenses
Professional and consulting	243,385	313,883	1,816,121	373,139
Selling and marketing	126,420	21,072	462,792	89,214
Depreciation and amortization	750,567	103,722	1,830,700	116,735
Impairment of intangible assets	724,489	-	724,489	-
Wages and salaries	1,173,861	306,475	3,545,892	740,981
Rent expense	114,082	53,899	312,265	161,113
Other general and administrative expenses	889,769	354,903	1,979,551	431,977

Total general and administrative expenses	4,022,573	1,153,954	10,671,810	1,913,159

Loss from operations	(3,123,706)	(715,630)	(8,415,589)	(879,081)

Other income (expense)
Other income and (expense), net	(121)	6,511	(121)	30,377
Gain on retirement of notes payable	-	-	106,423	-
Interest expense	(239,521)	(112,348)	(954,797)	(133,557)

Net Loss	$(3,363,348)	$(821,467)	$(9,264,084)	$(982,261)

Net Loss - Common Stockholders:
Net Loss	$(3,363,348)	$(821,467)	$(9,264,084)	$(982,261)
Beneficial conversion feature of Series A preferred stock		--	(933,873)	--
Accretion of dividends on Series A preferred stock	(78,750)	--	(182,875)	--

Net loss - available to common stockholders	$(3,442,098)	$(821,467)	$(10,380,832)	$(982,261)

Basic and diluted loss per common share	$(0.15)	$(0.17)	$(0.50)	$(0.20)

Basic and Diluted weighted average common shares
outstanding	22,303,275	4,828,831	20,831,865	4,828,831

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months	For the nine months
	Ended	Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(9,264,084)	$(982,261)
Adjustments to reconcile net loss to
net cash used by operating activities:
Issuance of common stock for non-cash consulting expense	1,790,191	--
Issuance of warrants for services	467,804	--
Non-cash compensation expense	355,637	--
Non-cash stock compensation expense	215,624	190,050
Non-cash interest expense	559,610	--
Gain on retirement of notes payable	(106,423)	--
Depreciation and amortization	1,830,700	116,735
Impairment of intangible assets	724,489
Other	8,056	--
Changes in operating assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts receivable	(3,288,874)	281,733
Inventory	(437,362)	11,716
Prepaid expenses and other current assets	(1,179,876)	2,600
Other assets	366,372	4,051
Accounts payable	4,170,397	(230,024)
Accrued liabilities	981,967	210,053
Customer deposits		61,819
Other liabilities		88,914
Net cash used by operating activities	(2,805,772)	(244,614)

Cash flows from investing activities:
Cash paid in acquisitions	(500,000)	--
Acquisition of E&M	(600,000)	--
Purchase of fixed assets	(298,566)	(217,937)
Cash acquired in reverse merger	--	1,968
Net cash used by investing activities	(1,398,566)	(215,969)

Cash flows from financing activities:
Proceeds from sale of common stock	766,801	--
Net proceeds from sale of Preferred stock and issuance of warrants	3,910,505	--
Issuance of common stock for exercise of warrants	22,750	--
Deferred financing costs and commitment fees	(428,000)	--
Net change in line of credit	551,347	103,653
Proceeds from notes payable	--	70,000
Principal payments on notes payable	(607,600)	(25,170)
Net change in bank overdraft	--	19,449
Proceeds from Sales-leaseback transaction	--	62,000
Change in due to related parties	--	133,174
Proceeds from notes payable - related parties	150,000	56,000
Proceeds from receivable related to issuance of common stock	--	5,000
Principal payments on capital lease obligations	(33,039)	--
Net cash provided by financing activities	4,332,764	424,106

Net change in cash	128,426	(36,477)

Cash, beginning of period	66,641	36,477

Cash, end of period	$195,067	$--

Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$138,335	$40,323

Schedule of non-cash investing and financing activities:

Common stock issued for acquisition	$572,500	$--

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and History

Description of Business. Impart Media Group, Inc. (formerly known as Limelight Media Group, Inc. and hereinafter referred to as “Impart Media Group” or "the “Company") sells dynamic digital media solutions consisting of monitors, media servers, and associated technological hardware, web services, and software. The Company provides design, integration, fabrication, assembly, quality assurance, creative production, installation, and onsite maintenance services throughout the United States. As a result of the Company’s acquisition of E&M Advertising, Inc. and its affiliates in February 2006, Impart Media Group, Inc. now provides advertising capability to the digital elements it deploys for its customers.

Impart Media Group has developed and offers for sale a digital media network that is based on a unique architecture called Impart IQ, a web-based portal suite of services, coupled with enabling, proprietary hardware, that the Company believes no other company in the sector provides. The products are targeted to businesses desiring digital signage and interactive media systems in one or more locations. This centrally managed network has the capability to deliver relevant information to any location where a message benefits from real time delivery to one or numerous displays. The network may be managed either by the Company or its customers.

The Company is currently marketing its product and network offerings into multiple vertical markets, to potentially to realize revenue from multiple sources. For example, airports, mass transit facilities, malls, financial institutions, retail stores and government agencies can be media property venue owners for directory services and the distribution of advertisements, marketing messages and information and entertainment content. Revenues are derived from network monitoring, server hosting, equipment sales, maintenance and installation fees, content management, creative development fees, advertising sales and sponsorships. Advertising revenue may be used to offset the costs of deployment media property venue owners or the owners may receive a portion of the advertising revenue on a negotiated basis.

For the three month period and nine month period ended September 30, 2006, the Company’s primary source of revenue was derived from media services, equipment sales, and managed subscription services. For the three month period and nine month period ended September 30, 2005, the Company’s primary source of revenue was derived from equipment sales and managed subscription services.

History. The Company was incorporated in the State of Nevada on May 17, 1996 under the name "Multinet International Corporation." On October 3, 2003, the Company’s name was changed to "Limelight Media Group, Inc." ("Limelight"). On June 30, 2005, the Company changed its name to Impart Media Group, Inc.

On June 30, 2005, Limelight acquired all of the outstanding capital stock of Impart, Inc., a Washington corporation ("Impart, Inc.” and the “Impart Transaction"). Impart, Inc. was a privately-held company that sold dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. The acquisition of the Impart, Inc. stock was a "reverse acquisition" in which all of the outstanding capital stock of Impart, Inc. was effectively exchanged for a controlling interest in Limelight.

Immediately prior to the Impart Transaction, Impart, Inc. purchased all of the assets of iPoint Networks, LLC, a Washington limited liability company ("iPoint"), pursuant to an asset purchase agreement. Impart, Inc issued a promissory note in the amount of $250,000 to the seller of iPoint and issued shares of common stock having an aggregate value of $750,000.

Prior to the Impart Transaction, Limelight was a public company with nominal operations, which had $106,000 in assets (including cash totaling $2,000); liabilities totaling $891,000, a cash equivalent credit valued at $125,000, previously purchased through the issuance of shares of the Company’s common stock, a receivable related to the issuance of its common stock totaling $125,000 and 7.1 million shares of common stock issued with 6.9 million shares outstanding.

As the Company did not have a sufficient number of duly authorized shares on the date of the acquisition, the parties agreed to holdback 2.9 million shares ("Holdback Shares") of the 8.1 million of Limelight shares to be issued to owners of Impart, Inc. and iPoint. During the 4th quarter of 2005, the Company entered into agreements to convert the 2.9 million Holdback Shares into a liability totaling $4.6 million. This balance later was satisfied in exchange for the issuance of the same number of shares as was originally defined as the Holdback Shares.

The following table reflects the stock issued in relation to the Impart, Inc. Transaction and iPoint Transaction:

	Impart Transaction[1]	iPoint Transaction[2]	Total
Total consideration	7,656,250	468,750	8,125,000
Holdback shares	(2,709,135)	(165,865)	(2,875,000)
Total common stock issuance	4,947,115	302,885	5,250,000

In addition to the shares described above, the Company issued 81,441 shares of common stock as part of the Impart, Inc. Transaction that are held in escrow. Some or all of these shares will be used to settle liabilities that were outstanding at the time of the transaction and that are still being negotiated.

On June 30, 2005, immediately prior to the consummation of the Impart Transaction, Limelight Media Group, Inc. purchased all of the assets of Media Sidestreet Support Corporation ("Media Sidestreet") pursuant to an asset purchase agreement. In exchange for the purchase of all the assets of Media Sidestreet, a promissory note was issued in the aggregate principal amount of $1 million to the sellers of Media Sidestreet. Impart Media Group satisfied the notes in January of 2006 by issuing common stock at a value of $1.00 per share. The satisfaction of the notes through the issuance of common stock resulted in a gain on retirement of debt of $106,000. Prior to the Impart. Transaction, the majority owners of Impart, Inc. were the owners of Media Sidestreet, thus this acquisition was a related party transaction. Accordingly, Impart Media Group’s financial statements include the combined historical financial statements of Impart, Inc. and Media Sidestreet.

On February 2, 2006, the Company purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in its digital advertising services business, including the right to manage the PATHVISION digital signage system owned by the New York and New Jersey Port Authority’s PATHVISION broadcasting system, and the equipment, computer servers and software used by them in the delivery of such services.

On February 28, 2006, the Company purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively, “E&M”), through a newly formed subsidiary, Impart Media Advertising, Inc. E&M was engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, Impart Media Group agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1.6 million restricted shares of Impart Media Group common stock. In April 2006 and July 2006 the Company issued 1.47 million and .047 million shares, respectively, of the 1.6 million restricted shares. The fair value of the shares issued at the measurement date was approximately $4.8 million.

1 The Impart Transaction is considered to be a capital transaction in substance, rather than a business combination. The transaction is equivalent to the issuance of stock by a private company (Impart) for the net monetary assets of a public shell company, (Limelight), accompanied by a recapitalization. Thus, the 4.95 million shares (net of Holdback Shares) of common stock issued to the shareholders of Impart are retroactively applied. The accounting for the Impart Transaction is identical to that resulting from a reverse acquisition, except that neither goodwill nor other intangible assets was recorded. Accordingly, these financial statements are the historical financial statements of Impart, Inc. Impart, Inc. was incorporated on June 19, 1984, in the State of Washington.
2 The Ipoint Transaction resulted in the acquisition of certain fixed assets in exchange for 302,885 shares (net of Holdback Shares) and a promissory note totaling $250,000. The note was satisfied in January 2006.

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the company as of September 30, 2006, its cash flows for the nine months ended September 30, 2006 and 2005 and its results of operations for the three and nine months ended September 30, 2006 and 2005. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the”SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three months and the nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

3. Liquidity: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $9.3 million and $982,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Current liabilities exceed current assets by approximately $2.5 million as of September 30, 2006. Net cash used in operating activities approximated $2.8 million for the nine months ended September 30, 2006.

The Company has limited capital resources. At September 30, 2006, total cash was approximately $195,000. During the nine months ended September 30, 2006, the Company funded operations with the proceeds from sales and services, draw-downs on the Company’s $6 million accounts receivable-based credit facility from Laurus (the “Laurus Facility”) and proceeds from the issuance and sale of equity securities. At September 30, 2006, $1.3 million was outstanding under the Laurus Facility and $418,000 was available for draw-down.

The Company anticipates that its existing capital resources, including amounts available under the Laurus Facility, will enable it to continue operations through September 30, 2007, assuming the Company meets its sales projections for such period. If the Company materially fails to meet such sales projections and does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any financing commitments. There can be no assurance that financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

As of September 30, 2006, the accumulated deficit was $13.4 million. The net loss was $3.4 million for the quarter ended September 30, 2006 and $9.3 million for the nine month period ending September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on additional sources of capital and the success of its operating plan. The financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable. Accounts receivables are reviewed quarterly to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the balances are more than one year old. The Company has established an allowance for doubtful accounts of $50,000 as of September 30, 2006. When accounts are written off, they are charged against the allowance. Generally, the Company does not assign past due status to receivables. Also, receivables generally are not collateralized and do not bear interest.

Concentration of Credit Risk. Financial instruments, which potentially are subjected to concentrations of credit risk, consist principally of accounts receivable. As of September 30, 2006, two customers represented approximately 58% of accounts receivable. These two customers represented 3% and 18% and 4% and 15% of total revenues during the three and nine months ending September 30, 2006 and 2005, respectively.

Inventory. Inventory is stated at lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. The Company monitors inventory for excess and obsolete items and make necessary valuation adjustments when required.

Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring recoverability. No impairment was deemed to exist as of September 30, 2006.

Fixed assets acquired through the E&M Acquisition were recorded at estimated fair value at the time of acquisition. Depreciation is recorded using the straight-line method with useful lives of approximately 3 years.

Intangibles. Intangible assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Finite lived assets consist of customer lists and contractual rights, which the Company amortizes over a period of 3 and 2 years, respectively.

Impairment of Long-lived Assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value and fair value of its long-lived assets whenever events or changes in business circumstances indicate that there may be an impairment in value. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Long-lived assets to be held and used, including assets to be disposed of other than by sale, for which the carrying amount is not recoverable are adjusted to their estimated fair value at the date an impairment is indicated, which establishes a new basis for the assets for depreciation purposes. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. During the nine months ended September 30, 2006, the Company recorded an asset impairment of $724,000 related to the write-off of intangible assets due to an unexpected decrease in sold advertising. This impairment is further described in Note 5. The Company has not recorded any other material impairment losses.

Net Loss per Common Share. Net loss per common share excludes any dilutive effects of options, warrants and convertible securities. Net loss per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Loss. SFAS No. 130, “Reporting of Comprehensive Income,” establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported as other comprehensive loss.

Segment Information. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the management approach to determine reportable segments. the Company operates under one segment.

Advertising Costs. The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expense the costs of communicating advertisements in the period in which the advertising space or airtime is used.

Stock-based Compensation. Prior to Jan 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. The Company adopted FAS 123(R) using the modified prospective method. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation cost recognized for fair value options issued was $216,000 and $0 for the nine months ended September 30, 2006 and 2005, respectively. Total compensation cost recognized for fair value options issued was $124,000 and $0 for the three months ended September 30, 2006 and 2005, respectively.

SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.

The Company also applies SFAS No. 123R and the consensus in Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock based compensation to non-employees.

Revenue Recognition. The Company derives substantially all advertising revenue from fees for services. Additionally, commissions are earned based upon the placement of advertisements in various media. Revenue is realized when the service is performed in accordance with the terms of each client arrangement and upon completion of the earnings process. Revenue recognition policies are in compliance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, “Revenue and Recognition in Financial Statements”, as updated by SAB 104. In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue 99-19 (EITF 99-19). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because revenue has been earned from a fee or commission. The Company typically acts as an agent on behalf of its clients in their primary lines of business. Accordingly, most revenues are recorded based upon the net commissions earned. The Company records non-media and Internet services at a gross billing amount, based on the actual services performed or provided. The net billing amounts included in operating revenues for the three months and nine months ended September 30, 2006 and 2005 were approximately $494,000 and $0, and $1.3 million and $0, respectively.

Revenue from product sales is generally recognized when products are shipped and/or the revenue is fully earned and ownership has passed to the customer. Revenue from management fees is recorded in the month the service is provided. Revenue from design and installation contracts is recognized using the completed-contract method. There were no significant contracts in process at September 30, 2006.

5. Acquisitions

InTransit Media

On February 6, 2006, the Company purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in InTransit Media’s digital advertising services business, including the right to manage the PATHVision digital signage system owned by the Port Authority of New York and New Jersey, and the equipment, computer servers and software used in the delivery of such services. In consideration for the assets, the Company paid $500,000 and delivered 146,762 shares of its common stock valued at $572,372, for total consideration of $1,072,372. The Company consolidated the operations of InTransit as of the date of acquisition.

In its recent review of intangible assets, the Company determined that its evaluation of net present value of cash flows indicates an impairment of this asset in its entirety. This impairment was caused by the accelerated and unexpected decrease in sold advertising. Therefore, this asset has been written down from the net book value of $724,000 to $0 as of September 30, 2006.

E&M Advertising

On February 28, 2006, the Company purchased substantially all of the assets of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively “E&M”), through a newly formed subsidiary, Impart Media Advertising, Inc. E&M was engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, the Company agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1.6 million restricted shares of the Company’s common stock.

In April 2006 and July 2006, the Company issued 1.47 million and 46,000 of the 1.6 million shares of the Company’s common stock to be issued in connection with the acquisition of E&M. The fair value of the remaining shares to be issued as determined based on the measurement date is approximately $308,000. The fair value of these shares has been recorded as “Stock Issuance Payable” as of September 30, 2006.

The Company consolidated the operations of E&M as of the date of acquisition. The unaudited pro forma financial information presented below reflects the estimated pro forma effect of the E&M transaction as if it occurred on January 1, 2006 and 2005, respectively.

The unaudited pro forma condensed financial statements include specific assumptions and adjustments related to the purchase of the assets. These pro forma adjustments have been made to illustrate the anticipated financial effect of the purchase of the assets. The adjustments are based upon available information and assumptions that the Company believes are reasonable as of the date of this filing. However, actual adjustments may differ materially from the information presented. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma condensed financial statements.

The unaudited pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial position which would actually have been obtained if the transaction had occurred in the periods indicated below or which may exist or be obtained in the future. The information is not representative of future results of operations or financial position. The unaudited condensed pro forma financial information is qualified in its entirety and should be read in conjunction with the more detailed information and financial data appearing in the Company's historical financial statements and notes thereto included herein. In the opinion of management, all material adjustments necessary to reflect the acquisition of the assets have been made.

Pro forma Statement of Operations (Unaudited)

	For the Nine Months Ended September 30, 2006
	Actual	Adjustments *	Proforma
Revenues	$4,303,370	$689,247	$4,992,617
Operating loss	(8,415,589)	(49,708)	(8,465,297)
Net loss	(9,264,084)	(378,622)	(9,642,706)
Beneficial Conversion Feature of Series A Preferred	(933,873)		(933,873)
Accretion of Dividends on Series A Preferred Stock	(182,875)		(182,875)
Net loss - Common Stockholders	(10,380,832)	(378,622)	(10,759,454)
Loss per share - basic and diluted	$(0.50)		$(0.51)

*The proforma adjustment to historical financial statements reflects the recognition of amortization of approximately $329,000 from January 1 through February 28, 2006, related to the acquisition and total operating expenses of $410,000 of the same period. The revenue adjustment reflects earned revenue by E&M of $689,000 from January 1, 2006 through February 28, 2006.

Proforma Statement of Operations (Unaudited)

	For the Nine Months Ended September 30, 2005
	Actual	Adjustments *	Proforma
Revenues	$3,330,109	$3,579,931	$6,910,040
Operating loss	(879,081)	(627,800)	(1,506,881)
Net loss	(982,261)	(537,815)	(1,520,076)
Loss per share - basic and diluted	$(0.20)		$(0.31)

* The proforma adjustment to the historical financial statements reflects an increase in revenue of $3.6 million and operating expenses of $4.1 million which includes amortization expense of $1.1 million related to the acquisition. The loss per share is calculated using 246,749,665 shares outstanding as of September 30, 2006 factored by the twenty to one reverse stock split effected in December 2006.

6. Inventory.

Inventory totaling $921,000 consists of finished goods as of September 30, 2006.

7. Fixed Assets

Fixed assets consist of the following as of September 30, 2006:

Computer and other equipment	$910,736
Furniture and fixtures	139,825
Software	977,199
Leasehold equipment	3,853
Less: accumulated depreciation	(634,636)
Fixed assets, net	$1,396,977

8. Intangibles

Intangibles consist of the following as of September 30, 2006:

Finite lived: Customer List	$5,920,459

Less: accumulated amortization	(1,151,200)
Intangibles, net	$4,769,259

9. Note Payable - Related Parties

Due to Related Parties totaling $197,000 as of September 30, 2006, consist of the following:

Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150,000
Accrued expenses to various stockholders, unsecured, bearing interest	21,962
Accrued interest on related party loans	25,281
Total due to related parties	$197,243

10. Line of Credit

On January 27, 2006, the Company entered into a Security Agreement, Stock Pledge Agreement, Registration Rights Agreement with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), and issued to Laurus a Note and a Warrant (collectively, the “Transaction Documents”), pursuant to which Laurus agreed to provide the Company with a revolving credit facility of up to $6 million (the “Laurus Facility”). The term of the Laurus Facility is three (3) years and borrowings under the Laurus Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). Interest on borrowings under the Laurus Facility is payable monthly on the first day of each month, commencing on February 1, 2006. All outstanding principal amounts must be paid on January 27, 2009. The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent (90%) of the Company’s eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate.

On January 27, 2006, the Company obtained an initial draw under the Facility of $2 million, of which approximately $782,000 was used to satisfy bank loans in full. The draws under the Facility are used for general corporate and working capital purposes. As of September 30, 2006, the balance due to Laurus was approximately $1.3 million.

In connection with the Facility, the Company paid Laurus approximately $246,000, comprised of a Facility management fee of $216,000 and reimbursement of $30,000 in due diligence and documentation expenses. The Facility management fee is being amortized to interest expense over the three-year term of the Facility. The Company also paid a cash fee of $180,000 and issued warrants to purchase 231,000 shares of common stock to GunnAllen Financial, Inc. for investment banking services. The warrants were recorded at fair value totaling $442,000 using the Black-Scholes option-pricing model. These fees were recorded as deferred debt issue costs to be amortized to interest expense over the three-year term of the Laurus Facility

The Warrant. The Company issued to Laurus a common stock purchase warrant, entitling Laurus to purchase up to 750,000 shares of the Company’s common stock, par value $.001 per share at an exercise price of $.01 per share, subject to certain adjustments. The Company determined the fair value of the warrant to be $1.6 million as determined by using the Black-Scholes option-pricing model. The Company issued the warrant to obtain the Laurus Facility. As such, the Company recorded the full value of the warrant as deferred debt issue costs upon entering the Facility agreement with Laurus. Debt issue costs are amortized to interest expense over the three-year term of the Laurus Facility. The Laurus warrant expires on January 27, 2013.

In connection with the Security Agreement entered into in conjunction with the Laurus Facility, Laurus is restricted from selling any shares of common stock it receives through the exercise of the warrant prior to January 27, 2007. Additionally, Laurus agreed to certain restrictions to selling shares acquired through the exercise of the warrant, except under certain circumstances, including the continuance of an event of default under the Security Agreement.

Security Agreement. The Laurus Facility is secured by a blanket lien on substantially all of the Company’s assets and those of its subsidiaries pursuant to the terms of a Security Agreement. In addition, the Company pledged the ownership interests in its subsidiaries pursuant to a stock pledge agreement executed in favor of Laurus. If an event of default occurs under any of the Transaction Documents, Laurus has the right to accelerate payments under the Note and, in addition to any other remedies available to Laurus, foreclose upon the assets securing the Note. If an event of default occurs under any of the Transaction Documents, one hundred twenty-five percent (125%) of the unpaid principal balance, plus accrued interest and fees, will become immediately due and payable Laurus also will be entitled to payment of a default interest rate of two percent (2%) per month on all amounts due, and to such other remedies specified in the Transaction Documents and under the Uniform Commercial Code. As of September 30, 2006, the Company is in compliance with all covenants.

The Security Agreement contains certain negative covenants that require the Company to obtain the prior written consent or other actions of Laurus in order for us to take certain actions at any time when borrowings remain outstanding under the Facility.

Registration Rights Agreement. Pursuant to the terms of a Registration Rights Agreement , the Company is obligated to file a registration statement on Form SB-2 or S-3 to register the resale of the shares of Common Stock issuable upon exercise of the Warrant and as a result of adjustments made to the Exercise Price of the Warrant pursuant to the Transaction Documents. The Company was required to file the registration statement in connection with the exercise of the Warrant (the “Original Registration Statement) on or prior to April 15, 2006. During the second quarter of 2006, the Company obtained a waiver from Laurus with respect to this requirement. Accordingly, the initial filing date of the Original Registration Statement was postponed to on or prior to July 15, 2006. The Company filed the Original Registration Statement with the SEC on July 31, 2006 and it was declared effective by the SEC as of August 15, 2006. In the event of adjustments made to the Exercise Price of the Warrant, the Company is required to file a registration statement (the “Additional Registration Statement”) within thirty (30) days of such event resulting in the adjustment of the Exercise Price or the actual date of the adjustment of the Exercise Price.

11. Stock Option Plans and Warrants

In 2005, the Company’s Board of Directors adopted an incentive stock plan for its employees and consultants (“2006 Stock Option Plan”). Options granted under the 2006 Stock Option Plan are as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	1,295,000	705,000	$0.73
Grants	(1,255,000)	1,255,000	1.10
Expired		(26,750)	0.77
Cancelled	-	(74,167)	0.84
Balance, September 30, 2006	40,000	1,859,083	$0.98
Options exercisable as of September 30, 2006		443,133	$0.79

Options outstanding are summarized as follows:
Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.70 - $1.10	1,859,083	443,133	$0.79	4.99

The weighted-average fair value for options granted during 2006 and 2005 was $0.82 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2006
Expected life in years	2.50	10.00
Volatility	256.18%	141.23%
Interest rate	4.35%	4.82%
Dividend yield rate	0%	0%

In addition, the Company granted warrants to non-employees as follows:
	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	447,566	$0.95
Granted	4,962,877	1.38
Exercised	(100,000)	0.20
Forfeited	-	-
Expired	-	-
Balance, September 30, 2006	5,310,443	$1.34
Warrants exercisable as of September 30, 2006	5,310,443	$1.34

The weighted-average fair value for warrants granted during 2006 was $2.66 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	3.0
Volatility	139%
Interest rate	4.41%-4.75%
Dividend rate	0%

12. Separation Agreements

During March 2006, David V. Lott resigned from his position as the Company’s Chief Executive Officer and from the Company’s board of directors. In accordance with his separation agreement dated March 15, 2006, Mr. Lott will receive a base salary of $120,000 for a period of one year following his resignation date. The remaining balance is included in accrued liabilities.

13. Series A Convertible Preferred Stock

During March 2006, the Company sold 2,903,229 shares of Series A Convertible Preferred Stock (“Series A Shares”) at a price of $1.55 per share for total gross proceeds of $4.5 million. The Company paid $562,000 in issuance costs, and realized net proceeds of $3.9 million. In addition, the purchasers of the Series A Shares received warrants to purchase an aggregate of 2,903,229 shares of common stock with an exercise price of $2.25 per share and a 3-year term.

Each Series A Share is convertible into one share of common stock, subject to adjustment for certain dilutive events. Series A Shares are convertible by the holder at any time. The Series A Shares will automatically convert into shares of common stock, at a conversion price of $1.55 (subject to certain adjustments), on the third anniversary of the issuance date or upon the date of a consummation of a bona fide firm underwritten public offering of the Company’s securities of at least $20 million in which the price per share is at least $4.00 (subject to certain restrictions). The Series A Shares provide that the consent or affirmative vote of the holders of at least seventy-five percent (75%) of the Series A Shares is necessary to: (a) authorize, create, issue or increase the authorized or issued amount of any class or series of stock (with limited exceptions); (b) amend, alter or repeal the provisions of the Series A Shares to adversely affect the rights, preferences and voting powers of such Series A Shares, (c) repurchase, redeem or pay dividends on any shares of common stock; (d) amend the Articles of Incorporation or By-Laws; (e) effect any distribution with respect to any junior stock; (f) reclassify the outstanding securities, and (g) voluntarily file for bankruptcy, liquidate the Company’s assets or change the nature of the business.

The Series A Shares provide that dividends will accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. Dividends on the Series A Shares are payable in either cash or shares of common stock at the Company’s discretion, provided that the Company has an effective registration statement providing for the resale of the shares of its common stock that would be paid as a dividend. The Company’s registration statement was declared effective on September 1, 2006. Through September 30, 2006, the Company has accrued approximately $183,000 in dividends payable. The Company is presently in arrears with respect to dividends due July 1, 2006 in the amount of approximately $104,000 and is in currently in discussions with shareholders regarding payment.

Additionally, the terms of the Series A Shares also require the Company to pay a one-time special dividend, payable in additional Series A Shares to the holders thereof, if the Company’s aggregate gross revenues for the four consecutive calendar quarters commencing on April 1, 2006 do not equal or exceed $50 million. The number of additional shares issuable to each holder shall be equal to the product of (i) the number of series A Shares held by such holder at such time multiplied by (ii) 38.39%.

In the event of the Company’s liquidation, dissolution or winding up, the holders of Series A Shares are generally are entitled to receive a liquidation preference over the holders of common stock equal to $1.55 per share of Series A shares held and any declared but unpaid dividends.

The Series A Shares become mandatorily redeemable at a price equal to $1.55 per share, plus any accrued and unpaid dividends and certain other adjustments in the event of a closing of a purchase, tender or exchange offer made to one person or a group in which more than fifty percent of the outstanding shares of common stock are tendered and accepted. In the event of the the Company’s suspension from listing, inability to comply or intention not to comply with a request for conversion, deregistration of the Company’s shares of common stock, the consummation of a ‘going private’ transaction or breach of the representation, warranty, covenant or other term or condition of agreements pursuant to the sale of the Series A Shares, the shares become mandatorily redeemable at a price equal to 120% of $1.55 per share, plus any accrued and unpaid dividends and certain other adjustments.

Pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company allocated $2.8 million of the $4.5 million gross proceeds to the Series A Shares and $1.7 million to the warrants, based on their relative fair values on the date of issuance, pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate total proceeds to the Series A Shares was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis, dividend rights, liquidation preferences and redemption rights. The fair value used to allocate the proceeds to the warrants to purchase common stock was based on a Black-Scholes valuation model using the following assumptions: exercise price $2.25; no dividends; term of 3 years; risk free interest rate of 4.75%; and volatility of 136.5%.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company separately valued the in-the-money conversion feature embedded in the Series A and allocated $933,873 to this embedded beneficial conversion feature. As described in EITF 00-27, EITF 98-5 and Accounting Series Release No. 268 “Presentation in Financial Statements of Redeemable Preferred Stocks”, the beneficial conversion feature is amortized as a deemed dividend with a corresponding increase in the carrying value of the Series A shares on the date of issuance as there is no stated redemption date and the shares are immediately convertible upon issuance. In light of the Company’s retained deficit, the deemed dividend remains in additional paid in capital. The beneficial conversion cost of $934,000 and the accreted dividends of $183,000 are added to net loss to determine the net loss available to common stockholders. Accreted dividends of $79,000 are added to net loss for the three months ended September 30, 2006 to determine the net loss available to common stockholders.

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

14. Common Stock Transactions

In the three months ended March 31, 2006, the company’s warrant holders exercised warrants for an aggregate 100,000 shares of common stock, with net proceeds of $20,000.

In January 2006, the Company issued and sold to eight purchasers in a private placement, warrants to purchase an aggregate of 216,072 shares of common stock at $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 83,479 shares of common stock at an exercise price of $1.50 per share and warrants to purchase an aggregate of 23,066 shares of common stock at an exercise price of $3.18 per share. These warrants immediately vest and expire in January 2009. The Company received approximately $242,000 in connection with the sale and issuance of the common stock and related warrants. The relative fair value of the common stock was estimated to be approximately $172,000 and the relative fair value of the warrants was estimated to be $70,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes valuation model.

In January 2006 the Company issued and sold to five purchasers in a private placement, an aggregate of 400,002 shares of common stock at a purchase price of $.75 per share pursuant to a common stock purchase agreement for net proceeds of $300,000.

In January 2006, the Company issued 500,000 and 700,000 shares of common stock pursuant to two consulting agreements. The shares had a fair value of $1.0 million.

In January 2006, the Company issued 2,394,873 shares of common stock to related parties in satisfaction of outstanding notes payable and other certain accrued expenses totaling $2.4 million. These shares had a fair value of $2.3 million. The difference of $106,000 has been recorded as a gain on retirement of notes payable.

In February 2006, the Company issued 146,762 shares of its common stock, valued at $572,372, in consideration for the transaction with Intransit.

In February 2006, the Company issued and sold to two purchasers in a private placement an aggregate of 30,137 shares of common stock at a purchase price of $2.48 per share pursuant to a common stock agreement, together with warrants to purchase an aggregate of 15,068 shares of common stock at an exercise price of $3.00 per share. These warrants immediately vest and expire in February 2009. The Company received approximately $74,800 in connection with the sale and issuance of the common stock and related warrants. The relative fair value of the common stock was estimated to be approximately $60,700 and the relative fair value of the warrants was estimated to be $14,100 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes valuation model.

In February 2006, the Company sold to five purchasers in a private placement, an aggregate of 199,400 shares of common stock at a purchase price of $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.50 per share. These warrants immediately vest and expire in February 2009. The relative fair value of the common stock to be issued was estimated to be approximately $154,800 and the relative fair value of the warrants was estimated to be $69,200 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes valuation model. In April 2006, the Company issued the 200,000 shares of the common stock together with warrants to purchase an aggregate of 100,000 shares of common stock.

In March 2006, the Company issued 141,000 shares of common stock to an institutional investor in full satisfaction of amounts such investor claimed were due under a convertible debenture, dated February 17, 2004. These shares had a fair value of $267,900, which we recorded as Legal Settlement Fees.

In February 2006, the Company issued 31,540 shares of common stock valued at $50,000 to a consultant in consideration for the provision of consulting services.

In April 2006, the Company issued 1.47 million of the 1.6 million shares of common stock in connection with the acquisition of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. The fair value of the all shares to be issued as determined based on the measurement date is approximately $5.3 million. During the second quarter 2006, the Company issued 46,620 of the remaining common stock payable. In connection with the issuance of these shares, the “Stock Issuance Payable” balance has been decreased to $308,000 as of September 30, 2006.

In April 2006, the Company issued 6,000 shares of common stock to one of its board members for consulting services previously rendered. The fair market value of those shares is $15,000.

In April 2006, the Company issued and sold in a private placement, an aggregate of 50,000 shares of common stock at $2 per share pursuant to a common stock purchase agreement. the Company received net proceeds of $100,000.

In April 2006, a warrant holder exercised warrants for a total of 132,500 shares of common stock, with net proceeds to the Company of $2,750.

On June 2, 2006, the Company received a waiver from Laurus with respect to its default of certain covenants relating to the registration of shares underlying warrants held by Laurus. In consideration of the waiver, the Company issued to Laurus 30,000 shares of common stock. The Company filed the registration statement on July 31, 2006.

During second quarter 2006, the Company entered a service agreement with a one year term in exchange for the issuance of 150,000 shares of restricted common stock. As of June 30, 2006, these shares had not been issued and accordingly, the fair value of these shares was recorded as “Stock Issuance Payable” as of that date. The shares were issued during third quarter 2006.

During second quarter 2006, the Company entered a service agreement with a one year term in exchange for the issuance of 200,000 warrants to purchase shares of restricted common stock at an exercise price of $2.60 per share.

During third quarter 2006, the Company entered a service agreement with a one year term in exchange for the issuance of 350,000 shares of restricted common stock. The shares were issued during third quarter 2006.

In addition to the shares described above, 81,441 shares of the Company’s common stock as part of the Impart Transaction were held in escrow. Some or all of these shares may be used to settle liabilities that were outstanding at the time of the transaction and that are still being negotiated. These shares are considered issued as of December 31, 2005, but not outstanding.

15. Capital Lease Obligations

The Company is obligated to make payments under two capital leases for equipment with a total cost of $122,000. The capital lease obligations require a minimum lease payment of $4,800 per month with an interest rate of approximately 31%. Future minimum lease payments are as follows:

October 1, 2006 through December 31, 2006	$11,235
2007	46,119
2008	48,133
2009	26,665

132,152
Less: current portion	(19,907)
Capital lease obligations - long-term portion	$112,245

16. Commitments and Contingencies

Leased Facilities. The Company utilizes leased facilities under a noncancellable-operating lease. The lease calls for a base monthly rent of $15,000 through November 30, 2018. Total rent expense for this operating lease was $45,000 for both the three month periods ended September 30, 2006 and 2005, and $135,000 for both the nine month periods ended September 30, 2006 and September 30, 2005. Certain officers, directors and stockholders are owners of the company that owns the facility.

Impart Media Advertising, Inc. leases its office facilities under an operating lease, which was extended through June 2011. Total rental expense under the facilities lease was approximately $36,000 and $0 for the three month periods ended September 30, 2006 and 2005, respectively and $90,000 and $0 for the nine month periods ended September 30, 2006 and 2005, respectively. The Company also has various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.

Future minimum rental payments for the leased facilities as of September 30, 2006, are as follows:

October 1, 2006 through December 31, 2006	$101,128
2007	407,127
2008	411,659
2009	416,282
2010	420,997
Thereafter	1,545,136
$3,302,329

17. Legal Proceedings

An action was commenced on April 21, 2006 in Division No.1 of the Warren Circuit Court of the Commonwealth of Kentucky and titled William H. Funk, II and All American Investors Group, Inc. v. Limelight Media Group, Inc., David Lott, Impart Mobile Media Division/OTR Media, Inc. and Stewart Layton, case number 06-CI-854 alleging unfair competition by the Company with OTR Media, Inc. via utilization of trade secrets and other confidential information. On May 18, 2006, such action was removed to federal court in the Western District of Kentucky, titled Funk v. Limelight Media Group, Inc. et al., No.: 1:06-CV-72-M (W.D. Ky.) and on June 6, 2006, the Company filed a motion to dismiss such action. On October 16, 2006, the federal court in the Western District of Kentucky granted the Company’s motion to dismiss such action on the grounds that plaintiffs lacked standing to assert their claims of unfair competition and misappropriation of trade secrets, and that plaintiffs had not proffered any other viable theory of recovery in the complaint. Plaintiffs in the action have the right to appeal the judgment not later than November 15, 2006.

18. Subsequent Events

Effective September 30, 2006, the Company implemented a cost reduction program that focused on decreasing administrative expenses and the number of sales and operations staff. The Company expects these efforts to reduce expenses by approximately $150,000 for the third quarter of 2006 and $1.0 million in 2007.

19. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as statements made from time to time by our representatives, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding planned or expected contracts that we may enter into with regard to our proprietary hardware, including without limitation, our Impart IQ product line; advertising contracts originated by our wholly-owned subsidiary, Impart Media Advertising, Inc.; the potential market size for our products; advantages of our products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-KSB for the year ending December 31, 2005 under the caption “Management’s Discussion and Analysis or Plan of Operation” and the other factors discussed in connection with any forward-looking statements.

General

Impart Media Group, Inc. (formerly known as Limelight Media Group, Inc. and hereinafter referred to as “we”, “us” or “our company”) sells dynamic digital media solutions consisting of monitors, media servers, associated technological hardware, web services, and software. We provide design, integration, fabrication, assembly, quality assurance, creative production, installation and onsite maintenance services throughout North America. Through our Impart Media Advertising division (created as a result of our acquisition of E&M Advertising, Inc. and its affiliates (“E&M”) in February 2006), we provide direct response media services, as well as advertising capability to the digital elements we deploy for our customers.

We have developed and offer a digital media network that is based on a unique architecture called Impart IQ, a web-based portal suite of services, coupled with enabling, proprietary hardware, that we believe no other competitor in the out-of-home media sector provides. Our products are targeted to businesses desiring digital signage and interactive media systems in one or more locations. Our centrally-managed network has the capability to deliver relevant information to any location where a message benefits from real-time delivery to one or numerous displays. The network may be managed either by our customers or by us. We believe that Impart IQ provides superior network and grid computing services with online diagnostic and network wide load balancing capabilities. Management believes that as traditional media transfer advertising and information content to the types of digital networks we deploy and company information system and information technology departments take advantage of digital media services in the out-of-home market, demand for our digital signage and interactive media systems will increase.

We are currently marketing products and network offerings into multiple vertical markets in order to potentially to realize revenue from multiple sources. For example, airports, mass transit facilities, malls, financial institutions, retail stores and government agencies can be media property venue owners for directory services and the distribution of advertisements, marketing messages and information and entertainment content. Revenues are derived from network monitoring, server hosting, equipment sales, maintenance and installation fees, content management, creative development fees, advertising sales and sponsorships. Advertising revenue may be used to offset the costs of deployment for media property venue owners or the owners may receive a portion of the advertising revenue on a negotiated basis.

For the three-month period and nine-month period ended September 30, 2006, our primary source of revenue was derived from media services, equipment sales, and managed subscription services. For the three-month period and nine-month period ended September 30, 2005, our primary source of revenue was derived from equipment sales and managed subscription services.

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

Share-Based Payments - On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified prospective method, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123(R) for pro forma disclosures.

We grant options to purchase our common stock to our employees and directors under our 2006 Equity Incentive Plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) through September 30, 2006 was $216,000. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.2 million, of which approximately $144,000 is expected to be recognized over the remaining three months of 2006.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments which is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

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

Revenue Recognition Revenue from design and installation contracts is recognized using the completed-contract method under which the amount of revenue recognized is the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours or cost to complete the project could significantly change the amount of revenue recognized. There were no significant contracts in process during the three and nine months ended September 30, 2006.

In addition, after consultation with our auditors, we account for revenue attributable to contracts acquired in conjunction with our acquisition of E&M on a net basis, as opposed to gross basis. Historically, over a twenty year period, E&M’s accountants had recorded revenue on a gross basis, but to insure compliance with GAAP and upon other accounting considerations, we have elected to utilize the more conservative net revenue recognition calculations. This method of net revenue recognition will have no effect on any recognition of net profits.

We have significant intangible assets acquired in the purchase of E&M which we have recorded in compliance with SFAS 142 "Goodwill and Other Intangible Assets." The accounting treatment under SFAS 142 has required significant estimates.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$1,654	$1,423	$231	16%
Cost of revenue	(755)	(984)	229	23%
General and administrative expenses	(3,271)	(1,050)	(2,221)	(212)%
Interest expense	(240)	(112)	(128)	(114)%
Depreciation and amortization	(751)	(104)	(647)	(720)%
Other income and (expenses)	0	6	(6)
Net loss	(3,363)	(821)	(2,542)	(309)%

Revenue increased $231,000, from $1,423,000 to $1,654,000 during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The increase was primarily due to increased media services revenues of $659,000 derived as a result of our acquisition of E&M in February 2006, and increased subscription revenues of approximately $90,000 derived as a result our acquisition of Media SideStreet Corp. (“Media SideStreet”) in June 2005, offset by a decrease of $462,000 in revenues from sales of digital signage equipment.

The decrease of $462,000 in revenues from sales of digital signage equipment was primarily due to a shift in our long-term business strategy which we began implementing beginning in the third quarter of 2005. Historically, one significant component of our business has been the sale and distribution of brackets and fixtures to support the deployment of plasma screens and LCD screens. During the third quarter of 2005, we began to reduce our emphasis on the distribution of these products and began shifting our primary focus to a more full-service digital media offering. For example, in the first quarter of 2006 we launched several advertising-based programs whereby we derive revenue from the sale of advertising time on the digital signage networks that we manage for our venue providers. Advertisers pay us a negotiated fee for advertising time slots and for content creation and network management services and we often pay a percentage of such fees to the relevant venue provider.

Additionally, as of the conclusion of the three-month period ended September 30, 2006, in an effort to reduce expenditures, we have curtailed the use of our “Network Owner” revenue model, whereby we, rather than the venue providers, pay for the installation of digital signage equipment and displays in venues. The “Network Owner” revenue model requires us to expend a large amount of capital upfront and the bulk of these revenue arrangements were not immediately profitable to us. For example, in the Seattle-Tacoma airport, we were unable to facilitate a large roll-out of our iPoint kiosks and hardware and thus were not able to attract large scale national advertisers, resulting in little or no return on investment. Consequently, we removed numerous iPoint kiosks and other related hardware and firmware originally deployed in such airport venues. In other airport venues, such as the Detroit Metropolitan Airport, we are working to modify the “Network Owner” revenue model by transferring the capital expenditure burden to the airport, while we focus on equipment sales, provision of networking services and management services to such venues. We continue to believe that iPoint products and related technology offers many advantages over the expensive and outdated forms static and fixed signage deployments airports currently employ, and we intend to identify ways that we and airport venue providers can both realize the benefits that such iPoint network systems provide.

We are now focusing on placing our own proprietary Impart IQ hardware and interactive media products in selected vertical markets and venues to minimize initial outlay of capital and to achieve a shorter path to profitability. Many of our clients (such as Microsoft, AT&T, Nordstrom, RediClinic, Bell Canada) are currently participating in test pilot programs or are transitioning into large-scale deployments of our Impart IQ products.

During the third quarter, we also disbanded our truckside advertising business unit, which was not generating projected market revenues. However, we intend to maintain our strategic relationships with the traditional out-of-home billboard companies that we formed in connection with our truckside advertising business, and we hope to enter into contracts with such companies to provide digital signage products and services.

As a result, our sources of revenue now include site monitoring, server hosting, content management, subscription services, on-site service, third-party advertising, direct response marketing, custom development, design and fabrication and, to a lesser extent, integration and equipment sales. We believe our broad offering of products and services will maximize our earnings potential because it enables us to deliver a one-stop digital signage and interactive media solution to our customers whereby they can secure all necessary equipment and services from one source rather than from multiple vendors. We believe these offerings will position our company as a reliable full-service digital media solution provider.

Cost of Revenues. Cost of revenues primarily consists of the amounts we pay for hardware (e.g. video displays and components for our custom-built IQ Box media players and servers) that we integrate and install for our customers. Additional cost of revenues pertains to costs resulting from our increased revenues in media services such as server hosting and bandwidth, content royalties, advertising commission fees and third-party services such as installation labor costs. Our cost of revenues decreased by $229,000 during the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 primarily due to the decrease in equipment sales.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2006 increased by $2.2 million as compared with the quarter ended September 30, 2005, from $1.1 million to $3.3 million. This increase was primarily due to the significant increase in compensation expenses, professional and consulting fees, the impairments to intangible assets acquired in the transaction with InTransit and other general and administrative expenses resulting from the doubling of personnel now employed by our company as a result of the acquisition of E&M.

Other general and administrative expenses were $890,000 during the three months ended September 30, 2006, an increase of $535,000 over the same period in 2005 and was primarily due to increased investor relations expenses and additional ongoing administrative expenses resulting from the acquisition of E&M.

Wages and Salaries. Wages and salary expense for the quarter ended September 30, 2006 was $1.2 million, an increase of $867,000 over the comparable period in 2005 and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the three months ended September 30, 2005, including our acquisitions of E&M, iPoint Networks LLC (“iPoint”) and Media SideStreet.

Other Expenses. Interest expense was $240,000 for the quarter ended September 30, 2006, an increase of $127,000 over the same period last year primarily due to interest expense incurred in connection with the line of credit from Laurus.

Depreciation and amortization costs increased by $647,000 compared to the same quarter of 2005. This increase resulted mainly from the acquisitions of E&M, iPoint and InTransit.

Based on the above, we had a net loss of $3.4 million for the three months ended September 30, 2006 as compared to a net loss of $821,000 for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues.

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$4,303	$3,330	$973	29%
Cost of revenue	(2,047)	(2,296)	249	11%
General and administrative expenses	(8,840)	(1,795)	(7,045)	(392)%
Interest expense	(955)	(134)	(821)	(612)%
Depreciation and amortization	(1,831)	(117)	(1,714)	(1,464)%
Other income and (expenses)	106	30	76	253%
Net loss	(9,264)	(982)	(8,282)	(843)%

Revenue increased from the same period of 2005 primarily due to increased media services revenues of $1.7 million derived as a result of our acquisition of E&M in February 2006, and increased subscription revenues of $290,000 derived as a result our acquisition of Media SideStreet in June 2005, offset by a decrease of $1.2 million in revenues from sales of digital signage equipment.

The decrease of $1.2 million in revenues from sales of digital signage equipment was primarily due to a shift in our long-term business strategy as referenced above in our discussion of the three months ended September 30, 2006.

Cost of Revenues. Cost of revenues decreased from the comparable period last year despite increased sales revenue because we increased our sales of higher margin products and services with improved margins such as Impart IQ. Cost of revenues primarily consists of amounts we pay for hardware (i.e., video displays, media players and servers) that we integrate and install for our customers. Our cost of revenues decreased by $249,000 during the nine months ended September 30, 2006 as compared with the same period in 2005 due to the decrease in equipment sales and the resultant costs.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2006 increased by $7.0 million as compared with the nine months ended September 30, 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees and other general and administrative expenses. Wages and salary expense for the nine months ended September 30, 2006 was $3.5 million, an increase of $2.8 million over the comparable period last year and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the nine months ended September 30, 2005, including our acquisitions of E&M, iPoint and Media SideStreet.

Other Expenses. Interest expense was $955,000 for the nine months ended September 30, 2006, an increase of $821,000 over the same period last year primarily due to interest expense incurred in connection with the Laurus Facility and due to interest expense resulting from the issuance of common stock warrants in lieu of the payment of accrued interest on loans payable.

Depreciation and amortization costs increased by $1.7 million compared to the same quarter of 2005. This increase resulted mainly from our acquisitions of E&M, iPoint and InTransit.

Based on the above, we had a net loss of $9.3 million for the nine months ended September 30, 2006 as compared to a net loss of $982,000 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

We have limited capital resources. At September 30, 2006, total cash was approximately $195,000. During the nine months ended September 30, 2006, we funded operations with the proceeds from sales and services, draw-downs on our $6 million accounts receivable-based credit facility from Laurus (the “Laurus Facility”) and proceeds from the issuance and sale of our equity securities. At September 30, 2006, $1.3 million was outstanding under the Laurus Facility and $418,000 was available for draw-down.

We anticipate that our existing capital resources, including amounts available under the Laurus Facility, will enable us to continue operations through September 30, 2007, assuming we meet our sales projections for such period. If we materially fail to meet such sales projections and we do not raise additional capital, then we may be forced to severely curtail or cease operations. Consequently, we are actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, we do not have any financing commitments. There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

As of September 30, 2006, our accumulated deficit was $13.5 million. Our net loss was $3.4 million for the quarter ended September 30, 2006 and $9.3 million for the nine-month period ending September 30, 2006. Additionally, we anticipate that we will incur significant losses from operations through the end of 2007. However, many of the expense items that will generate these losses are non-cash charges such as non-cash interest, depreciation and amortization. Accordingly, if we meet our sales forecast for 2007, we anticipate that we will generate positive earnings before interest, taxes, depreciation, and amortization (EBITDA) during the first six months of 2007.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. In addition, the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Sources and Uses

Cash inflows during the nine months ended September 30, 2006 include net proceeds of $3.9 million from a private placement of shares of our Series A preferred convertible stock, draw-downs under the Laurus Facility and proceeds from product sales. We used approximately $782,000 of the proceeds from the Laurus draw-down to satisfy in full our then-existing bank debt. Our remaining cash balances have been used for general corporate and working capital purposes. The following table summarizes cash flow activity for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
	2006	2005
	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$4,677	$0
Proceeds from notes payable - related parties	150	56
Proceeds from notes payable	-	70
Net change due to related parties	-	133
Net change from line of credit	551	104
Other cash sources	23	89
Total cash sources	$5,401	$452

Cash Uses
Cash used in operating activities	$2,805	$245
Cash used in acquisitions	1,100	-
Repayment of debt obligations	608	25
Deferred financing costs	428	-
Capital expenditures	298	218
Other cash uses	33	-
Total cash uses	$5,272	$488

(Decrease) increase in cash	$129	$(36)

At September 30, 2006, we had liquid assets of $6.6 million consisting of cash in the amount of $0.2 million, accounts receivable derived from operations in the amount of $3.9 million, prepaid expenses and other current assets of $1.6 million and inventory in the amount of $8.2 million. Long-term assets of $6.8 million consisted primarily of intangible assets of $4.8 million, deferred financing costs of $2.0 million and fixed assets of $1.4 million, including computer servers, media players and video display equipment used in operations.

Current liabilities of $9.1 million at September 30, 2006 consisted primarily of $6.7 million of accounts payable, $0.3 million of accrued liabilities, $1.3 million due under the Laurus Facility and $0.3 million of stock issuances payable.

Our working capital deficit was $2.5 million as of September 30, 2006.

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

During March 2006, we sold 2.9 million shares of Series A convertible preferred stock (the “Series A Shares”) at $1.55 per share for total gross proceeds of $4.5 million. In addition, the purchasers of the Series A Shares received warrants to purchase an aggregate of 2.9 million shares of our common stock with an exercise price of $2.25 per share and a three-year term. We paid $562,000 in issuance costs, for net proceeds of $3.9 million.

Each Series A Share is convertible into one share of common stock, subject to adjustment for certain dilutive events. Each Series A Share is convertible by the holder at any time. The Series A Shares will automatically convert into shares of our common stock at a conversion price of $1.55 (subject to certain adjustments) on the third anniversary of the issuance date or upon the date of a consummation of a bona fide firm underwritten public offering of the our securities of at least $20 million in which the price per share is at least $4.00 (subject to certain restrictions).

The Series A Shares provide that dividends will accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. Dividends on the preferred stock will be paid in either cash or shares of common stock at our discretion, provided that we have an effective registration statement providing for the resale of the shares of common stock. If a registration is not then effective, we must pay the dividends in cash. Accrued dividends payable through September 30, 2006 are approximately $183,000. We are presently in arrears with respect to dividends due July 1, 2006 in the amount of approximately $104,000 and currently are in discussions with the holders of Series A Shares regarding payment.

On August 1, 2006, we filed a registration statement on Form SB-2 covering the shares of common stock underlying the Series A Shares and the warrants issued to the purchasers of the Series A Shares. The registration statement was declared effective as of September 1, 2006.

In the event of our liquidation, dissolution or winding up, the holders of Series A Shares, are generally entitled to receive a liquidation preference over the holders of common stock equal to $1.55 per share of Series A Shares held and any declared but unpaid dividends.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer, chief financial officer and senior accounting staff have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, our chief executive officer and chief financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submits under the Exchange Act.

INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2006, our management and financial staff has implemented several additive internal controls including the increased oversight and required approval by management and senior financial personnel of all financial transactions, consistent and mandated communications with our independent registered public accountants, and improvements in cataloging and retention of all financial documents and instruments. As of September 30, 2006 and for the period covered by this Report, the implementation of these controls has materially affected, and is reasonably likely to materially affect, in a positive manner, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our Current Report on Form 8-K, dated October 16, 2006, filed with the U.S. Securities and Exchange Commission on October 19, 2006, an action was commenced on April 21, 2006 in Division No.1 of the Warren Circuit Court of the Commonwealth of Kentucky and titled William H. Funk, II and All American Investors Group, Inc. v. Limelight Media Group, Inc., David Lott, Impart Mobile Media Division/OTR Media, Inc. and Stewart Layton, case number 06-CI-854 alleging unfair competition by our company with OTR Media, Inc. via utilization of trade secrets and other confidential information. On May 18, 2006, such action was removed to federal court in the Western District of Kentucky, titled Funk v. Limelight Media Group, Inc. et al., No.: 1:06-CV-72-M (W.D. Ky.) and on June 6, 2006, our company filed a motion to dismiss such action. On October 16, 2006, the federal court in the Western District of Kentucky granted our company’s motion to dismiss such action on the grounds that plaintiffs lacked standing to assert their claims of unfair competition and misappropriation of trade secrets, and that plaintiffs had not proffered any other viable theory of recovery in the complaint. Plaintiffs in the action have the right to appeal the judgment not later than November 15, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2006, we issued 350,000 shares of our common stock together with three-year warrants to purchase 100,000 shares of our common stock at an exercise price of $1.55 per share, to a consulting firm for financial advisory and public relations services. These shares and warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that the issuances did not involve a public offering and the consultant represented to us that it was an “accredited investor”, as defined in Regulation D under the Act.

ITEM 5. OTHER INFORMATION.

On February 6, 2006, as previously reported in our Current Report on Form 8-K, filed with the SEC on February 7, 2006, we purchased from Marlin Capital Partners II, LLC d/b/a InTransit Media (“InTransit”) all of the assets related to InTransit’s digital advertising services business, including the right to manage the PATHVision digital signage network owned by the Port Authority of New York and New Jersey (the “PATH”) along with the equipment, computer servers and software utilized in connection with the delivery of such advertising services. In consideration for such assets and the assignment of the PATHVision contract, we paid $500,000 in cash and issued 146,762 shares of our common stock valued at $572,372 as of the transaction date for a total purchase price of $1,072,372.

Upon our most recent review of the intangible assets acquired from InTransit, which was performed in connection with the preparation of our financial statements for the third quarter of 2006, we determined that our initial calculation of the net present value of cash flow from the PATHVision network and related intangible assets indicates a material impairment of these assets. Such impairment is attributable to an accelerated and significant decrease in advertising time sold to both historical and future projected advertisers, due to the severely compromised image and screen quality of the technologically-outdated and often-malfunctioning 270 cathode ray tube (CRT) displays comprising the PATHVision network.

At the time we consummated the asset acquisition with InTransit, to realize the maximum value of the PATHVision system, we anticipated that technological and hardware updates would be required. Accordingly, we sought a commitment by PATH to refurbish the network but PATH declined. In the summer of 2006, we proposed to extend the term of the PATHVision contract until April 2012 from its current expiration date of April 2008. In consideration for such an extension of the PATHVision contract, we offered to assume all capital expenditures and labor costs related to the replacement of the antiquated CRT displays and obsolete network control center with state-of-the-art flat panel LCD displays along with our Impart IQ digital signage platform and network. PATH declined our offer.

As a result, as of the three and nine months ended September 30, 2006, the net book value of such intangible assets is $0, representing a decrease of $724,000 from its previous net book valuation.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2006	IMPART MEDIA GROUP, INC.

	By:	/s/Joseph F. Martinez
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