Form 10QSB/A
period 2006-06-30
IMPART MEDIA GROUP INC
filed 2006-12-19
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB/A
(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number 0-09358

IMPART MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0441338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Explanatory Note Regarding Amendment

We are filing this amendment to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, originally filed with the U.S. Securities and Exchange Commission on August 21, 2006 to correct the following items:

•
Part I, Item 1 Unaudited Financial Statements and Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the additional general and administrative expense recorded in connection with the issuance of shares of our common stock and warrants pursuant to two consulting contracts that were not previously recorded. As a result of the omission, our general and administrative expenses and net loss for each of the three and six months ended June 30, 2006 were understated by approximately $200,000. Earnings per share decreased by approximately $0.01 for each of the three and six months ended June 30, 2006.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 1 presents new certifications pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act. Except as described above, no substantive change has been made to the Quarterly Report as originally filed. This Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED BALANCE SHEET (RESTATED*)
June 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$406,459
Accounts receivable, net	4,630,344
Inventory	477,366
Prepaid expenses and other current assets	1,978,884
Total current assets	7,493,053

Fixed assets, net (Note 7)	1,437,639

Other Assets
Intangible assets, net (Note 5, 8)	6,121,166
Deferred financing costs, net (Note 10)	2,183,446
Other Assets	64,013
Total other assets	8,368,625

Total assets	$17,299,317

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,195,828
Accrued liabilities	429,070
Customer deposits	85,534
Lines of credit (Note 10)	657,137
Note payable	100,000
Note payable - related parties (Note 9)	190,766
Capital lease obligation - current portion	21,330
Stock issuance payable (Note 5)	793,710
Other liabilities	203,215
Total current liabilities	9,676,590

Capital lease obligation - long term	92,328

Total liabilities	9,768,918

Commitments and contingencies (Notes 16,17)

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 21,828,299 shares issued and outstanding	21,834
Additional paid-in capital	17,796,930
Accumulated deficit	(10,291,268)
Total stockholders' equity	7,530,399

Total liabilities and stockholders' equity	$17,299,317

* (See Note 1)
See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED*)
June 30, 2006

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Revenues
Equipment sales	$634,553	$850,251	$1,159,189	$1,734,037
Managed subscription	108,031	-	261,130	-
Consulting and design services	100,565	166,715	206,428	173,291
Media Services	583,188	-	1,022,334	-

Total revenues	1,426,337	1,016,966	2,649,081	1,907,328

Cost of revenues	703,287	613,125	1,291,728	1,311,573

Gross profit	723,050	403,841	1,357,353	595,755

General and administrative expenses
Professional and consulting	966,184	27,341	1,572,736	59,257
Selling and marketing	266,175	31,213	336,372	69,632
Depreciation and amortization	741,514	7,389	1,080,132	13,013
Wages and salaries	1,027,151	229,225	2,372,031	434,506
Rent expense	109,718	53,652	198,183	107,213
Other general and administrative expenses	589,921	32,560	1,294,319	75,584

Total general and administrative expenses	3,700,663	381,380	6,853,773	759,205

Income (loss) from operations	(2,977,613)	22,461	(5,496,420)	(163,450)
	7,195,828
Other income (expense)
Other income and expense, net	(14,052)	10,176	-	23,866
Gain on retirement of notes payable	-	-	106,423	-
Interest expense	(277,925)	(5,845)	(715,277)	(21,208)

Net Income (loss)	$(3,269,590)	$26,792	$(6,105,274)	$(160,792)

Net Income (Loss) - Common Stockholders:
Net Loss	$(3,269,590)	$26,792	$(6,105,274)	$(160,792)
Beneficial conversion feature of Series A preferred stock		--	(933,873)	--
Accretion of dividends on Series A preferred stock	(80,675)	--	(104,125)	--

Net earnings (loss) - available to common stockholders	$(3,350,265)	$26,792	$(7,143,272)	$(160,792)

Basic and diluted earnings (loss) per common share	$(0.15)	$0.01	$(0.36)	$(0.03)

Basic and Diluted weighted average common shares outstanding	21,750,103	4,828,831	20,097,470	4,828,831

* (See Note 1)

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED*)
June 30, 2006

	For the six months Ended June 30, 2006	For the six months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(6,105,274)	$(160,792)
Adjustments to reconcile net loss to net cash used by operating activities:
Issue common stock for non-cash consulting expense	1,000,000	--
Issue warrants for services	343,765	--
Non-cash compensation expense	355,637	--
Non-cash stock compensation expense	91,022	--
Non-cash interest expense	264,041	--
Gain on retirement of notes payable	(106,423)	--
Depreciation and amortization	1,073,131	13,013
Other	13,148	--
Changes in operating assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts receivable	(3,869,595)	421,940
Inventory	6,172	(25,632)
Prepaid expenses and other current assets	(1,457,702)	100
Other assets	440,527	--
Accounts payable	3,975,794	(362,810)
Accrued liabilities	1,975,520	(40,335)
Customer deposits		119,834
Net cash used by operating activities	(2,000,237)	(34,682)

Cash flows from investing activities:
Cash paid in acquisitions	(500,000)	--
Acquisition of E&M	(600,000)	--
Purchase of fixed assets	(222,303)	(190,436)
Cash acquired in reverse merger	--	1,968
Net cash used by investing activities	(1,322,303)	(188,468)

Cash flows from financing activities:
Proceeds from sale of common stock	681,501	--
Net proceeds from sale of Preferred stock and issuance of warrants	3,910,505	--
Issuance of common stock for exercise of warrants	22,750	--
Deferred financing costs and commitment fees	(428,000)	--
Net change in line of credit	(38,294)	11,494
Proceeds from notes payable	--	70,000
Net change in bank overdraft	--	95,531
Change in due to related parties	--	(10,250)
Principal payments on notes payable	(607,600)	--
Proceeds from notes payable - related parties	150,000	36,000
Principal payments on notes payable - related parties	--	(16,102)
Principal payments on capital lease obligations	(28,504)	--
Net cash provided by financing activities	3,662,358	186,673

Net change in cash	339,818	(36,477)

Cash, beginning of period	66,641	36,477

Cash, end of period	$406,459	$--
Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$138,335	$23,455

Schedule of non-cash investing and financing activities:

Common stock issued for acquisition	$572,500	$--

* (See Note 1)

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and History

Description of Business. Impart Media Group, Inc. (formerly known as Limelight Media Group, Inc. and hereinafter referred to as "we”, “us” or the ”company") sells dynamic digital media solutions consisting of monitors, media servers, and associated technological hardware and software. We provide design, integration, fabrication, assembly, QA (quality assurance), creative production, and installation services throughout the United States. As a result of our acquisition of E&M Advertising, Inc. and its affiliates in February 2006, we now provide advertising capability to the digital elements and other media services we deploy for our customers.

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

History. We were incorporated in the State of Nevada on May 17, 1996 under the name "Multinet International Corporation." On October 3, 2003, we changed our name to "Limelight Media Group, Inc.".

On June 30, 2005, we acquired all of the outstanding capital stock of Impart, Inc., a Washington corporation (the "Impart, Inc. Transaction"). Impart, Inc. was a privately-held company that sold dynamic media solutions consisting of monitors, computers, mounting systems, and associated technological hardware. The acquisition of the Impart, Inc. stock was a "reverse acquisition" in which all of the outstanding capital stock of Impart, Inc. was effectively exchanged for a controlling interest in our company. On June 30, 2005, immediately prior to the Impart, Inc. Transaction, Impart, Inc. purchased all of the assets of iPoint Networks, LLC, a Washington limited liability company ("iPoint"), pursuant to an asset purchase agreement (the “iPoint Transaction”). As consideration for the asset purchase, Impart, Inc. issued a promissory note in the amount of $250,000 to the seller of iPoint and issued shares of our common stock having an aggregate value of $750,000.

Prior to the Impart, Inc. Transaction, we were a public company with nominal operations and had $106,000 in assets (including cash totaling $2,000); liabilities totaling $891,000; a cash equivalent credit valued at $125,000 previously purchased through the issuance of shares of our common stock and a receivable related to the issuance of our common stock totaling $12,500.

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

The following table reflects the stock issued in relation to the Impart, Inc. Transaction and the iPoint Transaction:

	Impart Transaction [1]	iPoint Transaction [2]	Total
Total consideration	7,656,250	468,750	8,125,000
Holdback shares	(2,709,135)	(165,865)	(2,875,000)

Total common stock issuance	4,947,115	302,885	5,250,000

In addition to the shares described above, we issued 81,441 shares of our common stock as part of the Impart, Inc. Transaction that are held in escrow. Some or all of these shares will be used to settle liabilities that were outstanding at the time of the transaction and that are still being negotiated.

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

Restatement. Our management determined that our unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2006 should be restated in order to correct the reporting of expenses associated with the issuance of common stock and warrants to purchase common stock pursuant to two consulting contracts. The Statement of Operations has been restated to reflect the following changes to the three months ended June 30, 2006:

__________________________
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

	Three Months Ended June 30, 2006
	As amended	As previously filed	Change
	(in thousands)
General and administrative expenses	(3,701)	(3,496)	(205)
Net Income (loss)	(3,270)	(3,065)	(205)
Earnings Per Share	(0.15)	(0.14)	(0.01)

The Statement of Operations has been restated to reflect the following changes to the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
	As amended	As previously filed	Change
	(in thousands)
General and administrative expenses	(1,294)	(1,089)	(205)
Net Income (loss)	(6,105)	(5,900)	(205)
Earnings Per Share	(.036)	(.035)	(.01)

The Balance Sheet has been restated to reflect the following changes to the balances as of June 30, 2006:

	As of June 30, 2006
	As amended	As previously filed	Change
	(in thousands)
Prepaid expenses and other current assets	1,978,884	1,581,993	396,891

Accrued liabilities	429,070	411,570	17,500

Stock issuance payable	793,710	462,210	331,500

Additional paid-in capital	17,796,930	17,544,509	252,421

Accumulated deficit	(10,291,268)	(10,086,732)	(204,536)

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of our company as of June 30, 2006, its cash flows for the six months ended June 30, 2006 and 2005 and its results of operations for the three and six months ended June 30, 2006 and 2005. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of our operations for the three months and the six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

3. Liquidity: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $6.1 million and $161,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. Our current liabilities exceeded our current assets by approximately $2.2 million as of June 30, 2006. Our net cash used in operating activities approximated $2.0 million for the six months ended June 30, 2006.

At June 30, 2006, total cash was approximately $406,000. In the first quarter of 2006, we entered into a $6 million secured, revolving credit facility (the Laurus Facility”) with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”). The term of the Laurus Facility is three years and interest accrues on any unpaid principal plus interest at a rate per annum equal to the “prime rate” plus three percent (3%). The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate. As of June 30, 2006, the amount available to us to draw down under the Laurus facility was $1.2 million.

We anticipate that our existing capital resources, including amounts available under the Laurus Facility, will enable us to continue operations through June 30, 2007, assuming we meet our sales projections for such period. If we materially fail to meet such sales projections and we do not raise additional capital, then we may be forced to severely curtail or cease operations. Consequently, we are actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, we do not have any financing commitments. There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2006, our accumulated deficit was $10.3 million. Our net loss was $3.3 million for the three months ended June 30, 2006 and $6.1 million for the six month period ending June 30, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from product sales, accounts receivable based financings, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Net Earnings (Loss) per Common Share. Net loss per common share excludes any dilutive effects of options, warrants and convertible securities. Net earnings (loss) per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares, which include options warrants and convertible securities, are excluded from the computation if their effect is antidilutive. There were no dilutive instruments for the three months ended June 30, 2006.

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

Stock-based Compensation. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. We adopted FAS 123(R) using the modified prospective method. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation cost recognized for fair value options issued was $91,000 and $0 for the six months ended June 30, 2006 and 2005, respectively. There was no compensation cost recognized for the fair value options for the three months ended June 30, 2006 and 2005, respectively.

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

Proforma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2006
	Actual	Adjustments *	Proforma
Revenues	$2,649,081	$9,000	$2,658,081
Operating loss	(5,496,420)	(58,620)	(5,555,040)
Net loss	(6,105,274)	(58,620)	(6,163,894)
Beneficial Conversion Feature of Series A Preferred	(933,873)	-	(933,873)
Accretion of Dividends on Series A Preferred Stock	(104,125)	-	(104,125)
Net loss - Common Stockholders	(7,143,272)	(58,620)	(7,201,892)
Loss per share - basic and diluted	$(0.36)		$(0.36)

* The proforma adjustment to the historical financial statements reflects an increase in revenue of $9,000 and operating expenses of $20,000 from January 1, 2006 through February 5, 2006, as well as an increase in amortization expense of $47,620 related to the acquisition.

Proforma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2005
	Actual	Adjustments *	Proforma
Revenues	$1,907,328	$27,000	$1,934,328
Operating loss	(163,450)	(301,092)	(464,542)
Net loss	(160,792)	(301,092)	(461,884)
Loss per share - basic and diluted	$(0.03)		$(0.10)

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

Pro forma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2006
	Actual	Adjustments *	Proforma
Revenues	$2,649,081	$689,247	$3,338,328
Operating loss	(5,496,420)	(49,708)	(5,546,128)
Net loss	(6,105,274)	(378,622)	(6,483,896)
Beneficial Conversion Feature of Series A Preferred	(933,873)		(933,873)
Accretion of Dividends on Series A Preferred Stock	(104,125)	-	(104,125)
Net loss - Common Stockholders	(7,143,272)	(378,622)	(7,521,894)
Loss per share - basic and diluted	$(0.36)		$(0.37)

*The proforma adjustment to historical financial statements reflects the recognition of amortization of approximately $329,000 from January 1 through February 28, 2006, related to the acquisition and total operating expenses of $410,000 of the same period. The revenue adjustment reflects earned revenue by E&M of $689,000 from January 1 through February 28, 2006.

Proforma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2005
	Actual	Adjustments *	Proforma
Revenues	$1,907,328	$2,286,129	$4,193,457
Operating income ( loss)	(163,450)	161,369	(2,081)
Net income (loss)	(160,792)	(142,745)	(18,047)
Loss per share - basic and diluted	$(0.03)		$0.00

* The proforma adjustment to the historical financial statements reflects an increase in revenue of $2,286,129 and operating expenses of $1,631,388 as well as amortization expense of $493,372 related to the acquisition.

6. Inventory

Inventory totaling $477,000 consisted of finished goods as of June 30, 2006.

7. Fixed Assets

Fixed assets consisted of the following as of June 30, 2006:

Computer and other equipment	$837,123
Furniture and fixtures	137,174
Software	977,199
Leasehold equipment	3,853
Less: accumulated depreciation	(517,710)

Fixed assets, net	$1,437,639

8. Intangibles

Intangibles consisted of the following as of June 30, 2006:

Finite-lived:
Customer List	5,420,459
Contractual Rights	1,072,372

Less: accumulated amortization	(871,665)

Intangibles, net	$6,121,166

9. Due to/from Related Parties

Due to Related Parties totaling $191,000 as of June 30, 2006, consisted of the following:

Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150,000

Unreimbursed expenses to various stockholders, unsecured, bearing interest	19,965

Accrued interest on related party loans	20,801

Total due to related parties	$190,766

Due from related parties totaling $256,000 as of June 30, 2006, included in prepaid expenses and other assets consisted of the following:

Related party receivable assumed as part of E&M Acquisition	$256,423

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

Warrant. We issued to Laurus a common stock purchase warrant, entitling Laurus to purchase up to 750,000 shares of our common stock, par value $.001 per share at an exercise price of $.01 per share, subject to certain adjustments. We determined the fair value of the warrant to be $1.6 million as determined by using the Black-Scholes option-pricing model. This warrant was issued to obtain the Laurus Facility. As such, we recorded the full value of the warrant as deferred debt issue costs upon entering the Laurus facility agreement with Laurus. Debt issue costs are amortized to interest expense over the three-year term of the Laurus Facility.

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

11. Stock Option Plans and Warrants

In 2005, our Board of Directors adopted an incentive stock plan for our employees (“2005 Stock Option Plan”). Options granted under the 2005 Stock Option Plan are as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	1,295,000	705,000	$0.73
Grants	-	-	-
Cancelled	-	-	-
Balance, June 30, 2006	1,295,000	705,000	$0.73

Options outstanding are summarized as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.70 - $0.77	705,000	309,998	$0.73	4.99

The weighted-average fair value for options granted during 2005 was $0.82 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	2.50
Volatility	256.18%
Interest rate	4.35%
Yield rate	0%

In addition, we granted warrants to non-employees as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	447,566	$0.95
Granted	4,847,877	1.34
Exercised	(100,000)	.20
Forfeited	-	-
Expired	-	-

Balance, June 30, 2006	5,195,443	$1.31

Warrants exercisable as of June 30, 2006	5,045,443	$1.30

The weighted-average fair value for warrants granted during 2006 was $2.66 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Expected life in years	3.0
Volatility	130%-139%
Interest rate	4.41%-5.13%
Dividend rate	0%

12. Separation Agreements

During March 2006, David V. Lott resigned from his position as our Chief Executive Officer and from our board of directors. In accordance with his separation agreement dated March 15, 2006, Mr. Lott will receive a base salary of $120,000 for a period of one year following his resignation date and the remaining balance is included in accrued liabilities.

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

In January 2006, the Company issued and sold to eight purchasers in a private placement, an aggregate of 216,072 shares of common stock at $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 83,479 shares of common stock at an exercise price of $1.50 per share and an aggregate of 23,066 shares of common stock at an exercise price of $3.18 per share. These warrants immediately vest and expire in January 2009. The Company received approximately $242,000 in connection with the sale and issuance of the common stock and related warrants. The relative fair value of the common stock was estimated to be approximately $172,000 and the relative fair value of the warrants was estimated to be $70,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes valuation model.

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

In January 2006, the Company issued 2,394,873 million shares of common stock to related parties in satisfaction of outstanding notes payable and other certain accrued expenses totaling $2.4 million. These shares had a fair value of $2.3 million. The difference of $106,000 has been recorded as a gain on retirement of notes payable.

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

In February 2006, the Company sold to five purchasers in a private placement, an aggregate of 199,400 shares of common stock at a purchase price of $1.12 per share pursuant to a common stock purchase agreement, together with warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.50 per share. These warrants immediately vest and expire in February 2009. The relative fair value of the common stock to be issued was estimated to be approximately $154,800 and the relative fair value of the warrants was estimated to be $69,200 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes valuation model. In April 2006, the Company issued the 200,000 shares of the common stock together with warrants to purchase the aggregate of 100,000 shares of common stock.

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

In addition to the shares described above, 81,441 shares of the Company’s common stock as part of the Impart, Inc. Transaction were held in escrow. Some or all of these shares may be used to settle liabilities that were outstanding at the time of the transaction and that are still being negotiated.

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

Impart Media Advertising, Inc. leases its office facilities under an operating lease, which was extended June 2011. Total rental expense under the facilities lease was approximately $36,000 and $0, and $90,000 and $0 for the three and six months ended June 20, 2006 and June 30, 2005, respectively. We also have various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.

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

18. Subsequent Events

During the third quarter 2006, we issued an aggregate of 350,000 shares of common stock as consideration for services pursuant to a consulting services agreement. In addition, we agreed to issue warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.55 per share. These warrants will vest based on the consultant meeting certain predetermined milestones.

During the third quarter 2006, we issued 46,620 additional shares pertaining to the E&M purchase in the first quarter of 2006.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$1,426	$1,017	$409	40%
Cost of revenue	(703)	(613)	(90)	15%
General and administrative expenses	(3,701)	(381)	(3,320)	(871)%
Interest expense	(278)	(6)	(272)	(4,510)%
Depreciation and amortization	(741)	(7)	(734)	(10,486)%
Net Income (loss)	(3,270)	27	(3,297)	(12,211)%

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

General and administrative expenses for the quarter ended June 30, 2006 increased by $3.3 million as compared with the three months ended June 30, 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees and other general and administrative expenses.

Wages and salary expense for the quarter ended June 30, 2006 was $1.027 million, an increase of $798,000 over the comparable period in 2005 and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the three months ended June 30, 2005, including our acquisitions of E&M Advertising, Inc., iPoint Networks, LLC and Media SideStreet Corporation

Professional and consulting fees for the quarter ended June 30, 2006 was $966,000, an increase of $939,000 over the comparable period in 2005, and was primarily due to the incremental cost of complying with the reporting requirements of a public company as set forth by the SEC and the legal and accounting expenses we incurred relating to our required filings Securities and Exchange Act of 1934 and as well as the costs associated with the acquisition transactions that we completed in 2006.

Other general and administrative expenses were $590,000 during the three months ended June 30, 2006, an increase of $557,000 over the same period in 2005 and was primarily due to increased investor relations expenses and additional ongoing administrative expenses resulting from the acquisition of E&M Advertising, Inc.

Interest expense was $278,000 for the quarter ended June 30, 2006, an increase of $272,000 over the same period in 2005 primarily due to interest expense incurred in connection with the Laurus Facility.

Depreciation and amortization costs increased by $734,000 compared to the same quarter of 2005. This increase resulted primarily from acquisition activity.

Based on the above, we had a net loss of $3.3 million for the three months ended June 30, 2006 as compared to a net income of $27,000 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$2,649	$1,907	$742	39%
Cost of revenue	(1,291)	(1,311)	20	(2)%
General and administrative expenses	(6,854)	(759)	(6,095)	(803)%
Interest expense	(715)	(21)	(694)	(3,304)%
Depreciation and amortization	(1,080)	(13)	1,067	8,200%
Net loss	(6,105)	(161)	(5,944)	(3,692)%

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

General and administrative expenses for the six months ended June 30, 2006 increased by $6.1 million as compared with the six months ended June 30, 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees and other general and administrative expenses. Wages and salary expense for the six months ended June 30, 2006 was $2.4 million, an increase of $1.9 million over the comparable period last year and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the six months ended June 30, 2005, including our acquisitions of E&M Advertising, Inc., iPoint Networks, LLC and Media SideStreet Corp.

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

Based on the above, we had a net loss of $6.1 million for the six months ended June 30, 2006 as compared to a net loss of $161,000 for the six months ended June 30, 2005.

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

We anticipate that our existing capital resources, including amounts available under the Laurus Facility, will enable us to continue operations through June 30, 2007, assuming we meet our sales projections for such period. If we materially fail to meet such sales projections and we do not raise additional capital, then we may be forced to severely curtail or cease operations. Consequently, we are actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, we do not have any financing commitments. There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2006, our accumulated deficit was $10.3 million. Our net loss was $3.3 million for the quarter ended June 30, 2006 and $6.1 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. Our stockholders’ equity increased from a $2.8 million deficit as of December 31, 2005 to positive equity of $7.5 million as of June 30, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from product sales, accounts receivable based financings, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

	Six months ended June 30,
	2006	2005
	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$4,615	$-
Proceeds from notes payable - related parties	150	70
Proceeds from notes payable	-	36
Other cash sources	-	109
Total cash sources	$4,765	$215

Cash Uses
Cash used in operating activities	$2,000	$35
Cash used in acquisitions	1,100	-
Repayment of debt obligations	608	-
Deferred financing costs	428	-
Capital expenditures	222	190
Other cash uses	67	26
Total cash uses	$4,425	$251

(Decrease) increase in cash	$340	$(36)

At June 30, 2006, we had liquid assets of $7.1 million consisting of cash in the amount of $406,000, accounts receivable derived from operations in the amount of $4.6 million, prepaid expenses and other current assets of $2.0 million and inventory in the amount of $477,000. Long-term assets of $9.8 million consisted primarily of intangible assets of $6.1 million deferred financing costs of $2.2 million and fixed assets, including computer servers, media players and video display equipment used in operations, of $1.4 million.

Current liabilities of $9.7 million at June 30, 2006 consisted primarily of $7.2 million of accounts payable, $657,000 due under the Laurus Facility and $794,000 of stock issuances payable.

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

During the second quarter 2006, we issued common stock purchase warrants to a consultant as consideration for the performance of services. The warrants provide for the purchase of up to 200,000 shares of our common stock at an exercise price of $2.60 per share. The warrants expire in 2009. The warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that their issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such issuance and certain representations were made to us by the consultants.

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

In April 2006, we issued 6,000 shares of our common stock to one of the members of our board of directors for consulting services previously rendered. These shares were issued in reliance on the exemption from the registration provided by Section 4(2) of the Act, on the basis that its issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and issuance and certain representations were made to us by such director that he is an “accredited investor” as defined in Regulation D under the Act.

ITEM 6.	EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2006	IMPART MEDIA GROUP, INC.

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