Form 10KSB
period 2006-12-31
IMPART MEDIA GROUP INC
filed 2007-04-12
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 0-09358

IMPART MEDIA GROUP, INC.
(Exact name of small business issuer in its charter)

Nevada	88-0441338
(State or other jurisdiction of incorporation or organization) 1300 North Northlake Way Seattle, WA	(IRS Employer Identification No.) 98103
Address of principal executive offices)	(Zip Code)

(206) 633-1852

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Not Applicable

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)     Yes  ☐     No  ☒

Revenues for the fiscal year ended December 31, 2006 were $6,594,857.

The aggregate market value of shares of our common stock held by non-affiliates as of March 15, 2007 was $9,775,883 based upon the average bid and asked prices of our common stock on the OTC Bulletin Board on March 15, 2007. Shares of common stock held by each executive officer or director and by each person who beneficially owns more than 5% of our outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 15, 2007, 22,689,751 shares of our common stock and 2,903,229 shares of our Series A convertible preferred stock, or the Series A Preferred Stock, $.001 par value per share, which shares of Series A Preferred Stock were, at March 15, 2007, convertible into an aggregate of 2,903,229 shares of our common stock, were outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol “IMMG.”

Transitional Small Business Disclosure Format (Check one):  Yes  ☐     No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2006 to be issued in conjunction with the registrant’s annual meeting of stockholders expected to be held on June 14, 2007 are incorporated by reference in Part III of this Form 10-KSB. The definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission, or the Commission, not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the effectiveness of our technologies and the development of our products and services; (3) our ability to maintain, attract and integrate management personnel; (4) our ability to complete the development of our proposed services in a timely manner; (5) our ability to effectively market and sell our services to current and new customers; (6) our ability to negotiate and maintain suitable strategic licenses and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Since 1995, we have provided end-to-end networked digital signage solutions for the enhanced delivery of information, brand marketing, merchandising and advertising. We provide these solutions by designing, fabricating, integrating, adding information technology infrastructure, provisioning broadband Internet connectivity, installing, and managing customized digital signage or interactive media networks for our clients. We also sell or facilitate placement time on these networks for the display of advertising and other media content (such as promotional or branded messages, news, weather, way-finding, customer service announcements and informational or infotainment segments) for near real-time delivery to networked digital elements (such as flat-panel plasma, LCD, or LED video displays) that we manage, and also to non-networked and/or non-managed displays. Users of our products and services primarily consist of out-of-home, business-to-consumer media compatible, transactional consumer environments and properties (such as banks, airports, shopping malls, supermarkets, big-box discounters, specialty retail stores, and hotels) that seek the economical benefits and cost efficiencies of a digital signage or interactive media network installed within their media properties. These venues, in conjunction with advertisers, brands, and other content providers that seek to control their messages to the end customer with targeted information or relevant advertising to a desired demographic and environment-actionable audience typically represent our target market. We believe our digital signage solutions enable our clients to cost-effectively deliver visually stimulating and relevant communication, content and targeted advertising with high message awareness, to their desired consumer audiences.

In February 2006, we purchased all of the assets of E&M Advertising, Inc., or E&M Advertising, a New York based advertising and direct response, or DR, company, and certain of its affiliates. As a result of these acquisitions, we created our advertising division, which offers a wide range of services relating to direct-to-consumer marketing, including:

•	the placement of advertising in television, internet and print media outlets;

•	the production of advertising content, including television and radio commercials and web design services; and

•	advertising and marketing consulting services relating to our customers’ marketing campaigns.

Through our advertising division, we also offer DR media services to our digital media customers whereby we can offer DR media capability in connection with our media content, such as commercials and infomercials, to the video displays in the networks we manage. We provide our DR media services under the name E&M Advertising for creative and media planning and buying services, NextReflex for on-line media and design services, and Camelot for long-form infomercial media services.

As of March 15, 2007, we have sold digital media systems (networked and non-networked) to more than 860 media properties across the United States, with over 2,300 displays, and we have current commitments for new installations at more than 180 additional media properties, with approximately 220 displays. As of March 15, 2007, we network manage more than 500 media properties in total.

We also provide directory services, advertising, brand marketing messages and informative entertainment content to and on behalf of many of our media properties and location partners, via our historical core competencies and newly-developed, web-based portal services.

Our principal executive offices are located at 1300 North Northlake Way, Seattle, Washington 98103 and our telephone number at that address is (206) 633-1852. We maintain an Internet website at www.impartmedia.com. Information on our website is not part of this Annual Report.

Sources of Revenue

Digital Signage Solutions. We derive our revenues for digital signage/interactive media systems and legacy audio-visual component sales primarily from a combination of (i) the sale of hardware components (e.g. Impart IQ® players/servers, displays and mounts, custom enclosures and fixtures, touchscreens, cabling, power protection, and audio-video-data accessories); (ii) the provision of subscription management services for contracted managed digital media properties (e.g. status monitoring, content management, server/web hosting); (iii) the provision of creative repurposing, production, video encoding, HTML coding, scripting, content aggregation; (iv) the provision of portal web services (e.g., royalties, fees, commissions for Impart IQ Streams® and the planned Impart IQ Ads®); (v) the provision and resale of Broadband IP connectivity; and (vi) the provision of consulting, installation, freight/warehousing/material logistics, on-site maintenance, and other custom design services.

Direct Response Media Services. We generate revenues from the fees and commissions we receive from the placement of advertising, the production of advertising content and the delivery of advertising and marketing consulting services. Our primary sources of revenue are the commissions we receive from media buying services and the fees we charge for the planning and execution of advertising programs in various media.

In most instances, we act as the principal buyer of the media and, as such, we pay the media charges with respect to contracts for advertising time or space that we place on behalf of our clients. To reduce our risk of a client’s non-payment, we generally pay media charges only after we have received funds from our clients. In some instances, we agree with the media provider that we will only be liable for payment to the media after the client has paid us for its media charges. When we act as the client’s agent rather than the primary obligor, we are not responsible to the media provider if a client fails to pay such media provider. Our clients pay us the gross rate billed by the media provider and we pay the media provider at a lower net rate. The difference is the commission that we earned, which usually ranges from 7% to 15%.

The revenues we derive from the creation, planning and placement of advertising are primarily based on a negotiated fee and, to a lesser extent, on a commission. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Commissions are earned based on services provided, and are generally reflected as a percentage or fee over the total cost and expense to complete an assignment.

The amount of the fees and commissions varies depending on the level of client spending or time we incur performing the specific services required by a client, plus the reimbursement of other costs. Furthermore, our revenue is dependent upon the advertising, marketing and corporate communications requirements of our clients, which tend to be higher in the second half of the calendar year as a result of the holiday season. As is customary in the industry, contracts for our services generally provide for termination by either party on relatively short notice, usually 30 to 90 days prior notice.

Competitive Strengths

We believe our competitive strengths include the following:

•
We offer an attractive alternative to traditional media. We believe our digital signage and interactive media networks provide an attractive alternative to traditional media, such as print and television, and other out-of-home media, such as static billboards and other static outdoor displays. Some of the many benefits of digital signage and interactive media include its visually-stimulating content, its targeted message delivery, its ability to increase traffic and brand awareness, its ease of changing or updating content, message audience relevance, message awareness, actionable response from consumer, and its lower cost to advertisers.

Furthermore, unlike traditional advertising media, our digital signage and interactive media networks carry the advertiser’s message into the store or other property, where an estimated 75% of all purchasing decisions are made.

•
Our customers are out-of-home transactional media properties and national brands, which leads to opportunities for greater profitability. We market our digital signage and interactive products and services to large media properties (such as airports, commercial, and retailing environments) and national brands that have significant merchandising or brand marketing budgets and use several types of media to deliver their messages. Not only are our customers often more willing to experiment with new and sophisticated media, such as digital signage and interactive media, but they often seek to create networks having a larger number of video displays and run their messages for longer periods on more displays than smaller media properties and local or regional advertisers. These factors lead to greater hardware and software sales and opportunities for future advertising revenue with our web service product offerings of Impart IQ Streams® and the planned Impart IQ Ads®. Finally, we typically generate revenues from content creation for our contracted networks because their messages are more sophisticated and technologically complex to be contextual and relevant in the out-of-home space.

•
We offer flexible business models to suit our digital signage or interactive media customers’ needs. The appropriate digital signage or interactive media solution for a particular customer depends on the customer’s needs and desired level of involvement with the operation and management of the digital signage or interactive media network. Historically, we have derived our revenues under our “utility” model under which we sell to a customer and install a fully-integrated signage or interactive media system and the customer furnishes us with the content that we create (or “digitize”) for display on the network. Under this model, we provide system design, hardware, software, integration, fabrication, quality assurance, installation, service and ongoing support and maintenance, as well as the necessary content creation, hosting, distribution, monitoring, and network management.

We do offer our “hybrid” model to out-of-home media properties and brands that wish to exercise a significant degree of control over their brand messaging, merchandising, information, or advertising to consumers. Under this model, the corporate brand or network property sponsor purchases from us a turnkey digital signage or interactive media system and displays their own content on the system, which we manage. In addition, we will secure and provide complementary advertising content via our future Impart IQ Ads® web service, that complements the brands’ products to fill unused advertising time on the video displays in the network. With Impart IQ Ads®, we will share a portion of the total advertising revenue receipts with the brand, network property owner, and the ad agency or media placement company. For a more detailed discussion of our two primary models, see “--Business Models.”

•
We have state-of-the-art Network Operations Centers, or NOCs, in Seattle and San Antonio, scalable proprietary firmware (Impart IQ®), enabling hardware, and a unique support Internet Protocol, or IP, infrastructure architecture. Our state-of-the-art digital signage network ensures the timely and reliable delivery of information, brand marketing, merchandising, and advertising content to the video displays in the networks we manage for our customers or where they assume management control. We (or the media property owner upon its request) can manage content either locally at the media property or remotely from our headquarters in Seattle, Washington, our NOC in San Antonio, Texas or from any other location we (or the media property owner) select. Our proprietary Impart IQ® platform is based on architecture that is scalable and utilizes enabling playback plug-ins or device drivers that can be configured for multiple frames on a screen to incorporate stock and news “tickers”, message “faders” and “TV” feeds in a “picture-in-picture” type appearance, or to integrate more advanced interactive or web based, DHTML/XML/RSS/CSS applications. Our family of Impart IQ® media players and servers can be configured to provide content to one or multiple video displays.

•
We have a dedicated sales force with a proven ability to aggregate future advertising placement for Impart IQ Ads®. As a result of our acquisition of E&M Advertising. (Currently operating as Impart Media Advertising, Inc.) and its affiliated entities, we have an experienced sales force with over 25 years of experience in advertising sales and placement. We believe E&M’s experience and reputation in the industry will give us a greater ability to develop, communicate, and contractually aggregate media placement into our future web service offering, Impart IQ Ads®.

•
We believe our iPoint (Information Point) Travel Network system is the industry standard-bearer for stand-alone interactive digital information points. Our iPoint Travel Network is a first-of-its-kind narrowcasting system that includes passive and interactive content in a single, stand-alone, wireless unit. To date, we have marketed our iPoint solution to airports in which a vast array of important and relevant information is exposed to the traveling consumer. Our iPoint Travel Network combines the display of dynamic information in any increment of time that the advertiser desires, with the ability to have users find more information with the simple touch of the screen. It also is designed to enable the airport itself to publish, monitor and manage its own content, and provides the only visual emergency alert system on the market today that can simultaneously broadcast an alert message to every iPoint in our airport network. As of March 15, 2007, we have placed 16 of our proprietary iPoint Travel Network kiosks at the Detroit Metropolitan Airport.

As part of our growth strategy, effective March 1, 2007, we now market iPoint Travel Network in collaboration with Clear Channel Airports pursuant to the terms of our strategic agreement.

•
Our management team is among the most experienced management teams in the industry engaged in the out-of-home digital signage and interactive media industry. The six (6) members of our top management team have an aggregate of over 125 years of experience in the field of digital signage and interactive media, as well as in telecommunications, information technology systems, creative production, computer and display manufacturing and data storage. Members of our management team were pioneers and leaders in the development of the digital signage industry. Collectively, they have helped to execute over 5,000 audio/video systems integration projects for retail, financial and corporate clients, both networked and non-networked. These projects included shelf-talkers (displays attached to retail shelves), interactive kiosks, large video-wall projects and multi-channel merchandising systems, among others. In 1984, Laird Laabs, Chief Sales Officer and one of our directors, and Steven Corey, our Chief Strategy Officer, co-founded Impart, Inc., the privately-held digital signage company we acquired in June 2005. In 1994, Messrs. Laabs and Corey, along with Thomas C. Muniz, our President and Chief Operating Officer, co-founded Media SideStreet Corporation, which developed pioneering and innovative methods for remotely managing and delivering information to digital displays over the just-then burgeoning Internet.

The managers of our advertising division have been engaged in the direct response media industry for over 25 years. As discussed above, in February 2006, we acquired the assets of E&M Advertising, a private direct response media company formed in 1981. In connection with the acquisition, Michael Medico, its founder, joined our company as President of Impart Media Advertising, our advertising unit. Mr. Medico manages a staff of 31 experienced media professionals.

•
We provide our customers with enterprise solutions rather than just a product or service. We believe our complete solutions approach, which incorporates our proprietary firmware and services solutions, generates competitive advantages from a sales, delivery and financial perspective. A complete solution for our customers typically includes the following components:

•	Hardware, software, and firmware products and services;
•	Outsourcing solutions - automated/remote status monitoring, content management, web and data server hosting, installation, and onsite maintenance services;
•	Professional services - engineering/operations/technology/helpdesk assistance;
•	IP networking and connectivity provisioning;
•	Creative content, DHTML/CSS/XML, editing, and encoding; and
•	Capital/financing solutions.

Rather than offering one or two “packaged” products for digital signage or interactive systems, we develop a “custom,” unique and scalable solution for each application. We work with our clients to determine the outcomes they envision as the ideal end-result and we design solutions to match our clients’ objectives.

Likewise, we believe that our advertising division offers a complete solution approach (our “360 degree” solutions) to our direct response marketing services. We work with clients on all aspects of developing a complete solution, including strategic planning, the creation and production of media content, the negotiation and purchase of media planning, the development of optimization and analysis processes, trafficking and consultation on the telemarketing, order/lead processing and fulfillment components.

Growth Strategy

Our objective is to establish our company as the leading provider of complete digital signage and interactive media solutions in the United States and to develop a strong international presence. The key elements of our growth strategy include the following:

•
Accelerate contracting with airports, retail outlets and commercial buildings, among other environments, in order to rapidly increase our base of serviced media properties and national brand sponsors or advertisers;

•	Securing agreements with network media properties or with brand sponsorships in U.S. cities in which we do not currently operate;

•
Establishing and participating in a national advertiser base by our planned release of our Impart IQ Ads® web service and transforming our E&M Advertising subsidiary from Direct Response to Digital Advertising aggregation and inventory support of the planned web service;

•	Identifying and securing agreements with additional ‘high-quality’ media properties, such as commercial office buildings, retail malls, airports and large retailers;

•	Continuing to develop and improve our technology and intellectual property assets;

•	Expand into international markets, such as mainland China, Mexico and the United Kingdom;

•	Hiring additional managerial, technical and administrative personnel to support our planned growth;

•	Continuing to expand our products and service offerings to meet our customers’ demands; and

•
With our new strategic collaborative market agreement that transfers airport property contracting efforts, Capital Expenditure, or CAPEX, and advertising revenue share functions to Clear Channel Airports, we expect to accelerate deployment of the iPoint Travel Network into more domestic airports.

Industry

According to an industry study published by Universal McCann, the U.S. major media advertising market in 2006 was approximately a $283 billion industry. The study also projected that marketers would spend $7.2 billion on outdoor ads on 2007, compared with $6.7 billion in 2006.

While overall advertising spending is expected to slow in 2007, forecasts for spending on out-of-home, also called outdoor, advertising rank second, behind the Internet, as the second-fastest growing marketing sector.

The outdoor market includes advertising in newspapers, magazines and direct mail, on network and cable television, the Internet, the radio and outdoor, or out-of-home, displays. While we are engaged in the out-of-home advertising segment of the industry, we have focused our business on the emerging digital advertising market within the out-of-home advertising segment (known also as digital signage, narrowcasting, placed-based media, interactive kiosk, or captive audience).

Out-of-home advertising includes displays on urban buildings, trains, taxis, buses, benches and bus shelters, and displays inside movie theaters, airports, malls, supermarkets and retail stores.

According to the Outdoor Advertising Association of America, or OAAA, in 2006, there were an estimated 614,000 out-of-home advertising displays in the United States, operated by more than 630 companies.

Digital signage and interactive media represents an emerging segment of the out-of-home media industry. It is differentiated from traditional advertising media in that it carries the advertiser’s message into stores or other media properties where, according to Point of Purchase Advertising International, 75% of purchasing decisions are made. It also can deliver relevant, non-sales content to employees in media properties or passersby in public spaces. According to InfoTrends/Cap Ventures, depending on the type of network and application, digital signage’s value proposition is rooted in the content. A proper digital signage or interactive media solution should allow (and the customer demands) this content to be:

•	Visually stimulating: eye-catching displays with content that holds viewers’ attention;
•	Targeted: relevant to the customer, the site, geography, time and other factors;
•	Dynamic: content that can be quickly changed;
•	Interactive: customers can direct the content based on their interests; and
•	Integrated: content that can be linked to other information and systems.

We believe the benefits of digital signage and interactive media to our customers are that our systems:

•	drive more traffic into our customers’ stores (in the case of retail stores, etc.);
•	can drive traffic to specific locations within our customers’ media properties;
•	can be used to more effectively “up-sell” to higher margin products and services;
•	can be used to more effectively “cross-sell” to complementary products and services;
•	can improve brand awareness and reduce brand “deterioration”; and
•	have a lower average cost-per-thousand, or CPM, and/or lower web click-thru rates (common industry measurements of advertising effectiveness), than other media.

As more retailers and product manufacturers discover the advantages of digital advertising, we believe companies will begin to shift a growing portion of their advertising budgets away from traditional advertising outlets (including other out-of-home displays) and toward digital advertising. For example, many brands have already revamped their budgets to place more emphasis on digital advertising through electronic devices in the home.

According to industry studies published by InfoTrends/CAP Ventures, annual revenues from the digital signage industry exceeded $700 million in 2006. This figure included revenues from the sale of display screens and other hardware, systems integration and installation, sales or licenses of firmware, software, network operation fees and the sale of advertising time. InfoTrends/CAP Ventures expects this market to grow at a compound annual growth rate (CAGR) of 20%, and to total $1.3 billion by 2009.

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

Projected Additional North American Ad Revenues, 2002 - 2009 ($M)

Source: InfoTrends/Cap Ventures 2005

We believe advertising is making a shift to the digital out-of-home medium. Brand owners and advertisers are attempting to compress the time frame from the moment an advertisement is viewed by a consumer to the time that it is acted upon. In essence, it is the goal of the advertiser that a consumer will receive, absorb and then immediately act on a message. The time element involved is critical because most studies reveal significant brand degradation that occurs from the moment a consumer first sees an advertisement to the time they purchase the product or service. This is especially true, we believe, as traditional media advertising is being supplanted by the distraction that is occurring with the advent of cable channel availability in the hundreds, personal computers and the internet, DVD’s and the increasingly challenging TiVo like DVR’s (Digital Video Recorders) that allow the consumer to by-pass the television advertisement on which advertisers spend a large portion of their advertising budget.

Market Segmentation

InfoTrends/Cap Ventures identified over 1.7 million firms and over 2.4 million sites with the potential for digital signage installations from a wide range of industries. While digital signage and interactive media customers vary widely, four major market segments were identified:

•	Retail Sites: Firms and sites with the primary business of selling products and services to consumers;
•	Hospitality Sites: Firms, including accommodation (hotels and motels) and dining establishments, and entertainment sites, such as theatres;
•	Personal Services: Firms, including retail services, financial services and health care services; and
•	Other Public Spaces: Firms and locations, including large airports, malls (public areas), schools, and elevators in office buildings.

Business Models

We use multiple business models to attract and retain customers for our digital signage and interactive media products and services.

Utility Model. Under our “utility” model, a media property owner purchases the necessary hardware, firmware and software from us and pays us for the installation, integration and maintenance of the network, as well as a recurring fee for system operation, site monitoring, and content management. The media property owner supplies the content and we “digitize” or “repurpose” it for delivery to the video displays in the network. We believe that the benefits to the location provider include cutting-edge appearance, potentially higher revenues, increased customer satisfaction, complete ownership of the network equipment and content control.

The revenues we derive from installations under this model vary depending on a variety of factors including: (i) the number of display screens; (ii) the number of media players (computers); (iii) the firmware associated with the installation; (iv) the particular services contracted for by the customer (i.e., status monitoring, content management, server hosting maintenance); (v) the terms of the onsite service agreement; and (vi) the level and complexity of the creative content provided by us for each installation or network.

Margins on the equipment we sell can vary depending on the degree of sophistication of the equipment as well as the quality of the display, such as plasma, LCD (liquid crystal displays), HDTV (high definition television) screens and the number of channels, among other factors. Margins on installation, subscription management services, and content creation and delivery can vary depending on the sophistication of the content and the play-time contracted for the changes necessary to accommodate our customers’ requirements.

Hybrid Model. Under our “hybrid” model, we seek to partner with key brand owners that want to control their message to consumers in the digital signage or interactive media deployment of their messaging or advertising. Our brand partner purchases from us all of the required hardware, firmware and software, and compensates us for the installation of the digital signage or interactive media network in a mutually acceptable out-of-home environment. The brand partner also pays us a recurring fee for system operation, management, monitoring, hosting, and content creation. The content delivered to the video displays under this model consists primarily of messages provided by the brand partner.

In 2006, only a nominal amount of our revenues were generated using this model due to its early stage of deployment. As part of our growth strategy, we are seeking to increase significantly the percentage of our revenues that we derive using this model, made more enticing for brands with the web services implementation of our Impart IQ Streams® (for content) and Impart IQ Ads® (for complementary advertising).

Hardware/Firmware/Software Sales

Although we typically sell the necessary hardware, firmware and software for our digital signage networks as part of a customized, fully-integrated system, which we install and manage for our customers, we also offer our customers a customized, scalable, out-of-the-box digital signage solution that is ready for deployment by the customer or its own third-party installer and integrator.

Our Digital Signage and Interactive Media Networks

As of March 15, 2007, we have sold digital media systems (networked and non-networked) at more than 860 media properties, with over 2,300 displays, and we have current commitments for new installations at more than 180 additional media properties, with approximately 220 displays.

As of March 15, 2007, we network manage more than 500 media properties in total and have placed 16 of our proprietary iPoint Network kiosks at the Detroit Metropolitan Airport.

We intend to aggressively increase our deployments to airports in or near major cities throughout the U.S. in connection with our strategic marketing partner, Clear Channel Airports, a division of Clear Channel Outdoor. Together with Clear Channel Airports, we have responded with formal bid responses to Request for Proposals, or RFP's, for the Detroit, Michigan, San Jose, California, and Seattle, Washington airports in order to provide them with iPoint Network kiosks. We also anticipate expanding the services we provide to our current customers, including Dole Foods, RediClinic, Microsoft, and MediPlay, in 2007. We do not currently manage any networks outside of the United States, but are negotiating contracts and/or new distribution representation in mainland China, Mexico, United Kingdom and Russia.

We believe our complete solutions approach, which incorporates our proprietary firmware and services solutions, generates competitive advantages from a sales, delivery and financial perspective. A complete solution for our customers typically includes the following components:

•	Hardware, software, and firmware products and services;
•	Outsourcing solutions - automated/remote status monitoring, content management, web and data server hosting, installation, and onsite maintenance services;
•	Professional services - engineering/operations/technology/helpdesk assistance;
•	IP networking and connectivity provisioning;
•	Creative content, DHTML/CSS/XML, editing, and encoding; and
•	Capital/financing solutions.

The hardware components comprising the digital signage and interactive media networks we design, integrate, install and manage for our media property owners include a series of networked LCD or plasma video displays that are mounted in strategic locations within the property, one or more media players that deliver the content to the video displays, and a computer server (located either onsite, at a host site, or at another unrelated site via IP connection) from which we can centrally manage content and network integrity as well as communicate with the remote sites from our network operations center offices in Seattle, Washington, San Antonio, Texas or any other site that we select. The service allows our clients to manage and control their customized network at the level and to the degree they desire.

Our revenues are primarily a function of:

•	The sale of hardware (flat panel displays, Impart IQ® platform, and audio-video-PC accessories;
•	The sale of direct response services with advertising agency fees;
•	Recurring Monthly Subscriptions for content management, site monitoring, and web/data hosting;
•	Creative Production, and video editing & encoding; and
•	Recurring Monthly Fees from Network/Media Property Owners, Content Suppliers and Ad Placement companies for hosting and facilitation of Impart IQ Streams® and the planned Impart IQ Ads®.

The benefits of our digital signage and interactive media systems include their flexibility, scalability and ability to directly provide relevant content and messages. We work together with our client media property owners to determine the digital signage or interactive media needs for their environments. Three key factors that we analyze in recommending our digital signage and interactive media products/services to our media property providers include: (i) the size of the property (in terms of revenue or square footage), (ii) the type of business in which it is engaged, and (iii) the projected size of the viewing audience. While the type of business has important tactical implications (e.g., the type of content that will be displayed), we believe company size has broader strategic implications in terms of market potential, scope of system and sales/service requirements. In our experience, the size measured by total revenues or retail square footage is often a determinant of the number of screens that a particular site will accommodate or require. For example, a typical convenience store may have a single screen in a kiosk-type installation or may have one or two screens at the cash register(s). On the other hand, a typical department store may need 15 screens for full coverage within its key departments.

Another size-related factor is the number of sites within the media property. Key company size categories include businesses with one to four sites, five to 24 sites, 25 to 99 sites and 100-plus sites. Based on our experience, we have found that, in general, as the number of sites increases, correspondingly, the sales approach employed increases in length and complexity. Typically, we provide smaller customers with cost-effective multi-tier distribution of turnkey systems, which are nearly identical for all small firms in that retail or industry segment, with a stand-alone system being the most attractive. The largest customers (100+ sites) can achieve significant economic scale and will often require fully customized systems offered in multiple configurations.

Customers

Digital Signage and Interactive Media Solutions. InfoTrend/Cap Ventures identified four key customer segments for the deployment of digital signage and interactive media services: retail sites, hospitality sites, personal services and public spaces.

We currently have a presence in each of these customer segments and, as part of our growth strategy; we plan to further expand our presence through superior product offerings and flexible business models.

Retail Sites. We have installed more than 32 digital signage networks in retail sites with a total of approximately 1,563 video displays. Representative customers that advertise in retail sites include AT&T, Microsoft, Dole Foods, Neiman Marcus, and Cycle Gear.

Hospitality Sites. We have installed three digital signage networks, comprising 6 hospitality sites of commercial buildings and hotels with a total of approximately 48 video displays. An example in this market segment includes Equity Office Properties. Additionally, we recently entered into a marketing partnership with Advanced Method, a digital media, streaming content provider, in connection with the launch of "Concierge" interactive digital signage for hotels.

Personal Services. In this segment, we have deployed digital signage networks at more than 400 sites with a total of approximately 721 video displays. Representative customers in this area include Washington Mutual Bank, Citizens Bank, RediClinic, MediPlay, and Union Bank of California.

Public Spaces. We have installed two iPoint networks in public spaces. We currently manage content on 16 kiosks with Detroit Metropolitan Airport and provide 17 interactive way-finding systems at the U.S. District Courthouse in Seattle. In this segment, we are particularly focused on airports because, per capita, they provide one of the best demographic populations that brands and other advertisers want to reach.

None of our current customers account for ten percent of our revenues when taken individually.

Media Services. We currently provide advertising and direct response media services to clients engaged in a wide variety of industries, including:

•	Financial Services;
•	Healthcare and Insurance;
•	Music and Entertainment;
•	Retail Support;
•	Traditional Direct Response Product Marketing;
•	Drive to Sites (off-line media that direct consumers on-line); and
•	Travel and Tourism.

During 2006, our largest customers, in terms of revenue, included Telebrands Corp., Universal Technical Institute, Inc. and Piccadilly Restaurants, LLC. Current large customers also include A.A.R.P., Applica Incorporated (Black & Decker®), Arista Records, Globe Insurance Agency, Inc., Lowestfare.com, Novartis AG, Premera Blue Cross of Washington, Rodale Inc., Showtime Networks Inc., Universal Studios Home Entertainment, and 1-800 Flowers.com. During 2006, we derived approximately 48% of our revenues for this line of business from our seven largest customers.

Products And Services

Digital Signage and Interactive Solutions. We provide digital signage and interactive media solutions. We design, integrate, sell, install and manage a broad range of customized, scalable digital signage networks to meet our customers’ requirements. Our products and services are offered to our customers are part of our complete solution offerings.

Impart IQ® Digital Signage Solution. Impart IQ® is our newest digital signage and interactive media solution containing a player/server interface network with content creation and management capabilities. From an Impart IQ Box® or Impart IQ mini®, we (or the client, at its option) can manage one display or multiple media displays of any type (video displays, stand-alone kiosks, interactive touch screens, LCD screens). The complete Impart IQ® platform incorporates web-based browser and interface tools enabling customers to create and configure their own online content with multiple video slides or, by using our related Impart IQ Producer®, and Impart IQ Link® products. From one Impart IQ Box®, a client can transmit different programs and content to numerous screens or displays within one of its media properties. Further, the Impart IQ® platform allows clients to immediately upload advertisements or other selected content upon installation of its displays and selection of a media venue. Such content and media can be managed remotely via the Internet and updated at any time. The Impart IQ Live® add-on product adds TV or external video source overlay. The IQ Interactive® product incorporates interactive themes, with touchscreen control and is the media engine for our branded iPoint Networks. Our Impart IQ Streams® is a XML based web service that utilizes the Internet to provide content, such as weather reports, stock quotes, world news and sports updates. Our future web service called Impart IQ Ads® will provide Internet portal, targeted and audience relevant selection and digital distribution of advertising.

iPoint. Our iPoint Travel Network platform provides digital signage and interactive dynamic media offerings with added content and narrowcasting capabilities. The iPoint System combines a rich display channel with a separate, but interconnected area of interaction. Offered as an attractive wired or wireless, standalone system, the display offers both a passive and interactive advertising and content display in a single unit. Our iPoint Travel Network solution is the first offering of our multi-market rollout strategy, beginning in airports where travelers are exposed to a vast array of important information. Like an operating system, iPoint holds any number of digital delivery applications; each kept or discarded at the discretion of the user. Each airport system is designed to have similar product interfaces and information streams so that travelers will know, recognize and be able to access each iPoint terminal in similar ways. Everything is held within the iPoint platform, which combines the display of dynamic information in a half-hour show, with the ability to have users find more information with the simple touch of an icon on the touch screen. It is designed to manage and track messaging and enable the airport itself to publish, monitor and manage its own content.

IRIS. Our comprehensive digital signage and interactive media platform offerings are reliant on IRIS (Impart Resident Integrated Sourcing), a proprietary management discipline and operations fulfillment infrastructure. IRIS provides a set of guidelines, rules and standards on which digital signage and interactive deployments reside and must adhere to. The execution structure that IRIS provides is crucial, as user-clients with over 100 locations need reliable deliverables and a logistical management solution in order to deploy, in scale, reliable, cost-efficient and message relevant networks.

eyeFRAMES®. Our eyeFRAMES® digital signage platform provides reliable bi-directional data delivery, presentation impact and site playback with audit capability for customers seeking a scalable, in-house communications network and signage solution. We manage the network and all that is required from our customer is the enabling equipment with the raw message material and marketing directives. We have sold nearly 1,720 site licenses of eyeFRAMES® since we introduced the product in 2000. This platform was discontinued on January 1, 2007, but is still being serviced for contracted clients.

iCES. Our Impart Composer Enterprise Suite, or iCES, for digital signage was introduced in 2005. This fourth generation platform provides robust flexibility for “On-Demand” or “You-Demand” usage, security alerts, portal management interfacing, data-mining, true measuring and audit, two-way remote management, and universal IP connectivity. This platform was discontinued on January 1, 2007, but is still being serviced for contracted clients.

Impart IQ Ads®. We believe our digital signage platform is a cost-effective alternative for advertisers. We plan to offer, via our Impart IQ Ads® web service, a new media instrument that facilitates targeted advertising placement and revenue sharing programs through web based, XML, SOAP, and W3 open standards technologies. We believe that the combination of interactive advertising together with the design ability of web services to measure the effectiveness, will effectively transform the traditional advertising landscape.

Professional Services. As part of our complete solutions offering, we also provide the following professional services to our customers:

•	Hardware, software, and firmware products and services;
•	Outsourcing solutions - automated/remote status monitoring, content management, web and data server hosting, installation, and onsite maintenance services;
•	Professional services - engineering/operations/technology/helpdesk assistance;
•	IP networking and connectivity provisioning;
•	Creative content, DHTML/CSS/XML, editing, and encoding; and
•	Capital/financing solutions.

Media Services. Our advertising and direct response media services include:

•	The placement of advertising in television, internet and print media outlets;
•	The production of advertising content, including television and radio commercials, as well as web design services; and
•	Advertising and marketing consulting services relating to the customer's marketing campaign.

As part of our advertising agency services, we use our own in-house production services and, in certain cases, we outsource commercial production services to third-party production companies.

Sales And Distribution

We distribute our products and services through both direct and indirect sales channels. The type of approach varies depending on the products or services being sold.

Digital Signage and Interactive Media Solutions. Our sales and marketing force for our digital signage and interactive networks consists of eight (8) full-time employee sales personnel. Our digital signage and interactive media sales personnel are based out of our Seattle, Washington headquarters office and two remote office locations in Portland, Oregon, and Reno, Nevada. As we continue to grow, we will, wherever practical, seek to maintain a local presence of direct sales personnel in key markets.

Media Services. Our in-house sales force generates sales for our advertising and direct response media division. This sales force consists of five full-time employee sales personnel. Four of these sales personnel are based in our New York, New York sales office and one is based in our Los Angeles, California sales office.

Suppliers

In connection with the sale of our customized digital signage and interactive media networks, we resell various products manufactured by third parties, including LCD and plasma video displays, media players and audio video accessory components. We believe we are able to obtain pricing for these items at competitive prices and from a number of different suppliers. We believe our relationships with our suppliers are good.

Strategic Partnerships

A major part of our advertising division’s business is generated by working with creative and production companies and general media buying services. Among these are:
•	KSL Media - Turtle Wax, Countrywide Home Loans
•	The Response Shop - A.A.R.P
•	International Media Partners - “Premera”, “Schick Shadel”
•	Trainor and Associates - Savings Bank Life Insurance (SBLI)
•	C+L Marketing - Applica/Black & Decker (“Littermaid”)
•	Rauxa Direct - AEGON (“Stonebridge Life”)
•	Equals Three Communications - McNeil Chemical
•	Zenith Direct

We also have relationships with a number of telemarketing centers, each with different capabilities and technologies, which captures responses on our clients’ promotions. In addition, we have strategic alliances with fulfillment services and specialty media agencies in print and per-inquiry advertising. We believe we have good relationships with our strategic partners.

Research and Development

We maintain a research and development staff that designs and develops our new products and services. In addition, we believe we are better equipped to incorporate customer preferences into our development plans. We are presently working on future product and services integration of RFID, GPS, 4G cellular, "e-Ink" type display, WiMAX broadband, interactive camera surveillance, cellular location ID, High Definition and 3-D displays with playback, IPTV integration with Impart IQ Streams®, interactive handheld displays, voice activation/recognition, and fiber optics backend.

Patents, Trademarks and Licenses

We create, own and distribute intellectual property domestically. It is our practice to protect our technology through copyrights, trade secret laws, restrictions on disclosure and other methods. The following logos, trade names, trademarks and related trademark families are among those identified with the product lines they represent and are assets of ours:

•	We have registered trademarks and service marks for “Impart IQ Box®” and “Impart IQ®”.

•	We have also applied for registration for the marks of “Impart IQ Streams®,” “Impart IQ Ads®”, Impart IQ mini®, and iPoint® Travel Network.

We believe our success depends more on our ability to maintain and quickly evolve state-of-the-art technology. Also, we market our products on a price-competitive and value-added basis, which we believe is more critical to our success than any legal protection that patents may provide.

We rely on trade secrets, know-how and other unpatented proprietary information in our business. Most of our employees are required to enter into confidentiality and non-competition agreements. However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect us or provide an adequate remedy for the damages that may be caused by such a breach.

Network Management and Technology

We have built a state-of-the-art digital signage infrastructure to ensure the timely and reliable delivery of information and advertising content to the video displays placed within the contracted media properties that elect to install our digital signage or interactive media products and services. Our technical personnel are capable of converting content from laserdisc, DVD, video/audio tape or electronic file formats into player/user compatible, data efficient with optimized quality, digital files that can be stored on computer servers located at our headquarters, co-location web hosting centers, or locally at the media property site. Once stored, we can easily integrate both information and advertising content from multiple advertisers or information providers that can be customized, scheduled and transmitted via broadband Internet to one or more video displays on our network. Because all content is stored on hosting servers or the Impart IQ Box® player/servers, we can easily manage the content by property, region, DMA, network, category, location, or by individual video display type. If necessary, we can provide each video display with different content.

The majority of our applications are accomplished by digitally transmitting content to a number of networked, flat-panel plasma or LCD video displays or non-networked, stand-alone video displays which are installed in high traffic areas within our customers’ locations. Through the use of high speed Internet broadband connectivity, such as DSL, Ethernet LAN, WiMAX, Cable Modem, 3G and Wi-Fi supplied by cable companies, local telecommunications providers, cellular companies, property service owners or broadband providers, Wi-Fi hot-spot providers or satellite carriers, we have the ability to centrally manage our networks and the content displayed thereon either remotely from our headquarters in Seattle, Washington or locally by delegating such network management to the media property/network owner at their request. Rather than requiring a new infrastructure, we ride our customers’ existing IP communications network, with secure tunneling and encryption of data and securitization of player IP accessible ports. As the installation of digital broadband cable increases throughout the country and becomes ubiquitous and the cost of bandwidth decreases (as has been the prevailing trend), we believe our potential market will expand and our profits margins will increase.

Furthermore, our approach to the development of our proprietary firmware allows for relatively quick and easy changes to its functionality. The firmware “packages” are “unwrapped” and a new firmware element is added then the “package” is re-wrapped” with minimal custom coding to insure interoperability. Our newer family of products, including the Impart IQ mini®, Impart IQ Interactive®, Impart IQ Live®, share the same IQ firmware “DNA”. USB peripherals are added to easily expand functionality and networking capabilities. Our approach means we can offer to our customer’s unique solutions at an “assembly line” price, with fast to market deployment.

Competition

Digital Signage and Interactive Media Services. We are engaged in the out-of-home media segment of the larger advertising market. As such, we compete on several levels.

First, we compete against other digital signage and interactive media providers, like our company. This segment of the industry is still relatively young and is characterized by a large number of relatively smaller participants. Most of these competitors, we believe, offer specialized, stand-alone (non-networked) systems and deliver only a single product. Examples of these companies include 3M Digital Signage, Captivate Networks, Convergent Technologies, BroadSign, Scala, SignStorey, PRN/Thompson Corporation, Wireless Ronin, and WebPavement. Focus Media is a well-financed digital signage provider based in China that we expect will expand its operations beyond China. In addition, as part of our growth strategy, we plan to expand our operations internationally, which may include China, Mexico, United Kingdom, and Russia. Thus, we may soon be competing with Focus Media in certain markets for advertising customers and media properties. We believe our services are superior to those of Focus Media, due to our ‘turnkey’ system solutions and our scalable, remote network management capabilities, among other reasons. We are not aware of any competitor that provides a complete, ‘turnkey’ digital signage system with multiple products and service offerings, along with the facilitate web services advertising placement or create content for the delivery to the networks they install and manage.

Secondly, we compete against some of the retail stores, commercial buildings, hotels, restaurants and public transit systems to which we market our products and services as they may seek to install and operate their own flat-panel displays within their media properties. For example, Wal-Mart owns and operates its own in-store digital signage network.

Finally, with the planned introduction later this year of our Impart IQ Ads® web service, we expect to be competing for advertising spending with all other advertising media companies, including other out-of-home advertising media, internet advertising and traditional advertising media, such as newspapers, magazines, television and radio. Some of the largest traditional advertising media companies include Time-Warner, Infinity Broadcasting, Viacom, and the major U.S. television networks. Out-of-home media includes advertising on billboards, bus shelters and static displays, among other forms.

We also expect that a number of traditional advertisers will soon recognize the opportunities within the digital media segment of the advertising market and will begin offering services similar to those offered by our advertising division and our planned Impart IQ Ads® web service. Most of the above-named companies have significantly greater financial resources than we have.

We generally compete for customers on the basis of the range of services we offer, our brand name and industry reputation, the recurring subscription management, hosting, installation, and network operation fees we charge, the types and locations of the media properties in our networks, among other factors.

Media Services. The advertising and direct response media industry is highly competitive, with firms of all sizes and disciplines competing primarily on the basis of reputation and quality of service to attract and retain clients and personnel. Companies such as WPP Group, Omnicom Group, Interpublic Group, Digitas, ChoicePoint Precision Marketing and Havas generally serve large corporations with consolidated or business unit sales from direct marketing in excess of $100 million. Additionally, based on agency direct marketing revenues published in Advertising Age’s 2006 Agency Survey, there are approximately 28 agencies with direct marketing revenues ranging from $10 million to $100 million and several dozen agencies with direct marketing revenues ranging from at least $1 million to $10 million. We intend to seek a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors. Certain of our advertising clients are smaller companies that are not typically sought after by the major advertising and marketing companies.

Employees

As of March 15, 2007, we have 58 full-time employees. Of our employees, 7 are in executive management, 8 are in finance and administration, 18 are in sales and marketing and 25 are in operations, creative, information technology, development and technical support. As part of our growth strategy, we intend to hire additional employees in all areas of operation. We have 26 employees based out of our headquarters in Seattle, Washington. At our advertising business unit in New York, New York, we have 32 employees. None of our employees are subject to any collective bargaining agreement. We believe we have good relations with our employees.

Regulation

We are not aware of any material legal or other regulatory restrictions that may adversely affect our digital signage and interactive media business or our advertising and direct response media business. The furnishing of advertising services is subject to compliance with the Robinson-Patman Act, which prohibits price discrimination among purchasers of commodities that are competing in the same marketing area. Our management is aware of its responsibilities under the Robinson-Patman Act and has instructed our sales staff accordingly. We intend to provide similar terms and service quality to all venue locations and customers in any given market and we intend to operate our business in compliance with this act.

Development of Business

We were incorporated in the State of Nevada on May 17, 1996, under the name “Multinet International Corporation.” During the period from our incorporation until September 26, 2001, we generated no significant revenues and accumulated no significant assets, as we attempted to develop various business opportunities. On September 26, 2001, we acquired all of the outstanding capital stock of Limelight Media Group, Inc., a Nevada corporation, formerly known as Showintel Networks, Inc., that was engaged in the digital signage business. This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of Limelight Media was effectively exchanged for a controlling interest in our company, which was a publicly-held “shell” corporation at the time of the transaction. On October 3, 2003, we changed our name to “Limelight Media Group, Inc.” From September 2001 until June 2005, we conducted limited operations as we sought financing to implement our business strategy.

On June 30, 2005, we acquired all of the outstanding capital stock of Impart, Inc., a Washington corporation, or Impart Inc. engaged in the design, installation and sale of digital signage networks (one of our current lines of business). This transaction was also a “reverse acquisition” in which all of the outstanding capital stock of Impart-Washington was effectively exchanged for a controlling interest in our company. This was considered a capital transaction (a recapitalization) rather than a business combination. Accordingly, no goodwill or other intangible assets were recorded. On December 22, 2005, we changed our name to “Impart Media Group, Inc.”

On February 28, 2006, we purchased, through our wholly-owned subsidiary, Impart Media Advertising, Inc., substantially all of the assets of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc., which companies were engaged in the placement and marketing of direct response media.

Business of Predecessor

Impart, Inc. (Washington State), in which we acquired a 100% interest on June 30, 2005, was formed in 1984. Prior to this transaction, we conducted limited operations in the digital signage industry. Since Impart, Inc. was considered to be the acquirer for financial reporting purposes, our historical financial statements for any period prior to June 30, 2005 are those of Impart, Inc..

ITEM 2.	DESCRIPTION OF PROPERTY

We currently lease a 16,000 square foot office building in Seattle, Washington at a rental cost of $15,000 per month. Our lease for this facility expires on November 30, 2018. We have an option to renew the lease for a period of nine and one-half years. We also lease an 8,600 square foot office in New York, New York at a rental cost of $18,667 per month. The lease for this office expires on June 30, 2011. In addition, we own miscellaneous office furniture and equipment, including computers and video displays used in our operations. We believe our current facilities are adequate for our existing operations and that all of our properties are adequately covered by insurance. We have granted a security interest in all of our assets, tangible and intangible, to Laurus Master Fund, Ltd., as security for our payment of amounts due under our existing revolving line of credit.

ITEM 3.	LEGAL PROCEEDINGS

Claims and lawsuits have been filed against us and our subsidiaries from time to time. Although the results of pending claims are always uncertain, we do not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operation. Additionally, we believe that we have insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such insurance in the event of any unfavorable outcome resulting from these actions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “IMMG.” The following table sets forth the high and low bid prices for our common stock, par value $0.001 per share, for each fiscal quarter within our last two fiscal years, as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. In addition, where applicable, such quotations have been adjusted to give effect to the one-for-20 reverse stock split effected on December 22, 2005.

	HIGH BID	LOW BID
Year ended December 31, 2005
First Quarter	$2.20	$0.60
Second Quarter	2.40	0.80
Third Quarter	1.80	1.00
Fourth Quarter	1.58	0.40

Year ended December 31, 2006
First Quarter	$4.24	$0.66
Second Quarter	2.90	1.42
Third Quarter	1.75	0.57
Fourth Quarter	1.28	0.36

On March 15, 2007, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.65.

As of March 15, 2007, there were 22,689,751 shares of our common stock outstanding held by approximately 157 shareholders of record. In addition, as of March 15, 2007, there were 2,903,229 shares of our Series A convertible Preferred Stock, par value $0.001 per share, or the Series A Preferred Stock, outstanding, which shares are convertible into an aggregate of 2,903,229 shares of our common stock. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not declared any cash dividends on any class of common equity during the years ended December 31, 2006 or 2005 and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future. Under the terms of our Series A Preferred Stock, we are required to pay (in cash or shares) a semi-annual dividend on our outstanding shares of Series A Preferred Stock at a rate of 7% per annum on the liquidation preference of our outstanding shares of the Series A Preferred Stock (initially $4.5 million).

The terms of our Series A Preferred Stock further provide that, for so long as any shares of Series A Preferred Stock are outstanding, we may not declare or pay dividends on our common stock (or any other junior stock) unless all accrued dividends on the Series A Preferred Stock have been paid.

Under the terms of our financing agreement with Laurus Master Fund, Ltd., we may not, without Laurus’ consent, declare or pay dividends on any class of our capital stock, other than pursuant to the terms of our Series A Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in the section captioned, “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Repurchases of Equity Securities

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Annual Report. As a result of our acquisition of all of the outstanding capital stock of Impart, Inc., a Washington corporation (“Impart, Inc.”), on June 30, 2005, as we previously reported in our Current Report on Form 8-K filed with the Commission on July 7, 2005, pursuant to which Impart, Inc. was considered to be the acquirer for financial reporting purposes. Our historical financial statements for any period prior to June 30, 2005 are those of Impart, Inc.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it:

•	requires assumptions to be made that were uncertain at the time the estimate was made, and
•	changes the estimate or different estimates that could have been selected may have made a material impact on our consolidated results of operations or financial condition.

Share-Based Payments - Prior to January 1, 2006, we accounted for stock options to employees under the fair value provision of SFAS 123. On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using the modified prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date.

We grant options to purchase our common stock to our employees and directors under our 2006 Equity Incentive Plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) through the year ended December 31, 2006 was $440,000. At December 31, 2006, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $1.2 million.

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

The guidance in SFAS 123(R) and the Commission’s Staff Accounting Bulletin No. 107 (SAB 107) is relatively new and best practices are not well established. There are significant differences among valuation models, and there is a possibility that we will adopt a different valuation model in the future. Theoretical valuation models are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

Revenue Recognition - Revenue from design and installation contracts is recognized using the completed-contract method under which the amount of revenue recognized is the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours or cost to complete the project could significantly change the amount of revenue recognized. There were no significant contracts in process during the year ended December 31, 2006.

In addition, after consultation with our auditors, we account for revenue attributable to contracts acquired in conjunction with our acquisition of E&M on a net basis, as opposed to gross basis. Historically, over a twenty year period, E&M’s management had recorded revenue on a gross basis, but to insure compliance with GAAP and upon other accounting considerations, we have elected to utilize the more conservative net revenue recognition calculations. This method of net revenue recognition will have no effect on any recognition of net profits. As a result of the change in the conversion price of our Series A Preferred Stock, our 2.9 million outstanding shares of Series A Preferred Stock were, at March 30, 2007, convertible into 4.5 million shares of our common stock.

Recent Developments

As previously reported in our Current Report on Form 8-K filed with the Commission on March 28, 2007, we and the holders of our Series A Preferred Stock executed a Waiver and Amendment, or the Waiver, to the Certificate of Designation of Series A Convertible Preferred Stock, Warrants and Registration Rights Agreement. Pursuant to the Waiver, such holders agreed to waive certain rights (including without limitation, a right of redemption and the payment of accrued dividends) under the Certificate of Designation relating to our Series A Preferred Stock and the registration rights agreement executed in connection with our original sale of Series A Preferred Stock. In consideration of such waivers, we agreed to amend certain terms of the Certificate of Designation, the registration rights agreement and warrants issued to the holders of our Series A Preferred Stock, to provide for, among other things, the reduction in the conversion price of our Series A Preferred Stock from $1.55 to $1.00 per share, a reduction in the exercise price of the warrants to $.01 per share and a revised timeline for filing and having declared effective the registration statement covering the underlying shares of common stock. As a result of the change in the conversion price of our Series A Preferred Stock, our 2.9 million outstanding shares of Series A Preferred Stock were, at March 30, 2007, convertible into 4.5 million shares of our common stock.

As previously reported in our Current Report on Form 8-K filed with the Commission on March 28, 2007, we determined that the value of certain intangible assets other than goodwill that we acquired in connection with the purchase of E&M Advertising, Inc. and its affiliates, the assets of which we acquired on February 28, 2006, was overstated by approximately $592,000 and that such portion of the purchase price should have been allocated to goodwill rather than to intangible assets. As a result of the error, the balances of intangible assets and the balance of Additional Paid in Capital allocated to the purchase on our consolidated balance sheets as at March 31, June 30 and September 30, 2006 were overstated by approximately by such amount. Also, as a result of the error, amortization expense was overstated in prior periods so that our net loss for the three months ended March 31, 2006 was overstated by approximately $250,000 and net losses for the three and six months ended June 31, 2006 were overstated by approximately $375,000 and $625,000, respectively. Net losses for the three and nine months ended September 30, 2006 were overstated by approximately $375,000 and $1,000,000, respectively. The error occurred as a result of omissions and mistakes in the preparation of the E&M valuation model. As a result of the error, our previously issued 2006 interim financial statements should no longer be relied upon. We will include the restated financial information in amendments to our Quarterly Reports on Form 10-QSB for these periods, which we intend to file as soon as practicable.

Effective as of February 28, 2007, we amended the Asset Purchase Agreement relating to the E&M assets, dated as of February 28, 2006, to provide that the remaining $200,000 of cash purchase price shall instead be payable on September 30, 2007 instead of on February 28, 2007.

Liquidity and Capital Resources

We have limited capital resources. At December 31, 2006, total unrestricted cash was approximately $263,000. In 2006, we funded operations with the proceeds from sales and services, draw-downs on our $6 million accounts receivable-based credit facility from Laurus (the “Laurus Facility”) and proceeds from the issuance and sale of our equity securities. At December 31, 2006, $1.0 million was outstanding under the Laurus Facility and $541,000 was available for additional draw-down.

We anticipate that our existing capital resources, including amounts available under the Laurus Facility, will enable us to continue operations through December 31, 2007, assuming we meet our sales projections for the year. If we materially fail to meet such sales projections and we do not raise additional capital, then we may be forced to severely curtail or cease operations by December 31, 2007. Consequently, we are actively working with investment banks and institutional investors, and strategic investors to obtain additional capital through various financing options; however, we do not have any financing commitments. There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

As of December 31, 2006, our accumulated deficit was $14.3 million. Our net loss in 2006 was $10.1 million in 2006. Additionally, we anticipate that we will incur significant losses from operations through the end of 2007. However, many of the expense items that generated these losses are non-cash charges such as non-cash interest, depreciation and amortization. Accordingly, if we meet our sales forecast for 2007, we anticipate that we will generate positive earnings before interest, taxes, depreciation, and amortization (EBITDA) during the last six months of 2007.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2006 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

Revenues

	Year Ended December 31,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$6,595	$4,945	$1,650	33%
Cost of Revenue	3,022	3,560	(538)	(15%)
General and administrative expenses	12,587	3,397	9,190	271%
Interest expense	1,189	322	867	269%
Other income and (expenses)	106	(86)	192
Net Loss	10,097	2,420	7,677	317%

Revenue increased from 2005 primarily due to increased media services revenues of $2.8 million derived as a result of our acquisition of E&M in February 2006, and increased subscription revenues and consulting and design services of $300,000, offset by a decrease of $1.4 million in revenues from sales of digital signage equipment.

The decrease of $1.2 million in revenues from sales of digital signage equipment was primarily due to a shift in our long-term business strategy, which we began implementing in the third quarter of 2005. Historically, one significant component of our business has been the sale and distribution of brackets and fixtures to support the deployment of plasma screens and LCD screens. During the third quarter of 2005, we began to reduce our emphasis on the distribution of these products and began shifting our primary focus to a full-service digital signage offering.

Additionally, in an effort to reduce expenditures, we have discontinued the use of our “Network Owner” revenue model, whereby we, rather than the venue providers, pay for the installation of digital signage equipment and displays in venues. The “Network Owner” revenue model required us to expend a large amount of capital upfront. Many of these initial revenue arrangements were not immediately profitable to us. For example, in the Seattle-Tacoma airport, we were unable to facilitate a large rollout of our iPoint kiosks and hardware and, thus, were unable to attract large scale national advertisers, resulting in little or no return on investment. Consequently, we removed numerous iPoint kiosks and other related hardware and firmware originally deployed in such airport venues. In other airport venues, such as the Detroit Metropolitan Airport, we are working to modify the “Network Owner” revenue model by the strategic partnership that we have formed with a business partner that has the advertising rights to provide advertising to the airport sector and other out-of-home venues, while we focus on equipment sales, provision of networking services and management services to such venues. We continue to believe that the iPoint product line and related interactive technology offer many advantages over expensive and outdated forms of static and fixed signage deployments that airports currently employ. We will continue to identify ways that we and airport venue providers can jointly realize the benefits that the iPoint network system provides.

We are focusing on placing our own proprietary Impart IQ hardware and interactive media products in select vertical markets and venues to minimize the initial outlay of capital and to achieve a shorter path to profitability. Many of our clients (such as Microsoft, AT&T, Nordstrom, RediClinic, Bell Canada) are currently participating in pilot deployments or are transitioning into large-scale installations of our Impart IQ products.

Cost of Revenues. Cost of revenues from our Impart Media Group division decreased by $900,000 from last year in line with the reduction in the deployment of brackets and other non-core equipment sales. Cost of revenues primarily consists of amounts we pay for hardware (i.e., video displays, media players and servers) that we integrate and install for our customers. Our advertising division’s cost of revenues was $405,000 in 2006 and represented 14% of the total $2.8 million of revenues for that division. This relatively low cost of sales percentage is due to the accounting treatment of the division where most sales are recorded at the net amount billed because revenue has been earned from a fee or commission.

General and Administrative Expenses. General and administrative expenses in 2006 increased by $9.2 million over 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees, and impairments to intangible assets acquired in the transaction with InTransit, and other general and administrative expenses. General and administrative expenses attributable to the operations of the acquired advertising division contributed $3.5 million to the increase in overall general and administrative expenses.

Wages and salary expense for 2006 was $4.7 million, an increase of $3.5 million over 2005. Of this increase, $2.0 million was due to additional head count resulting from the acquired advertising division. $1.5 million of the increase was attributable mostly to the additional staff absorbed from the acquisitions of iPoint and Media SideStreet.

Professional and consulting expenses in 2006 were $2.0 million, an increase of $1.4 million over 2005. This increase was primarily due to additional legal and consulting expenses associated with the Laurus funding transaction, issuance of the Series A Preferred Stock and the purchase of E&M Advertising. Approximately $400,000 of the additional expenses was directly attributable to the normal operations of the acquired advertising division.

Depreciation and amortization expenses were $1.1 million for 2006, an increase of $900,000 over 2005. The increase was primarily due to the amortization of intangible assets resulting from the E&M Advertising, InTransit, and iPoint purchases.

General and administrative expenses in 2006 included $700,000 of incremental charges over 2005 due to the impairment of certain intangible assets acquired in the transaction with InTransit.

Other general and administrative expenses were $3.0 million in 2006, an increase of $2.0 million over 2005. This increase was primarily due to increased investor relations expenses and additional ongoing administrative expenses attributable to the normal operations of the acquired advertising division.

Other Expenses. Interest expense was $1.2 million in 2006, an increase of $900,000 over 2005 primarily due to interest expense incurred in connection with the Laurus Facility and interest expense resulting from the issuance of common stock warrants in lieu of the payment of accrued interest on loans payable.

Based on the above, we had a net loss of $10.1 million in 2006 as compared to a net loss of $2.4 million in 2005.

Cash Sources and Uses

Cash inflows during 2006 include net proceeds of $3.9 million from a private placement of shares of our Series A Preferred Stock, draw-downs under the Laurus Facility and proceeds from product sales. We used approximately $782,000 of the proceeds from the Laurus draw-down to satisfy in full our then-existing bank debt. Our remaining cash balances have been used for general corporate and working capital purposes. The following table summarizes 2006 and 2005 cash flow activity:

	Year ended December 31,
	2006	2005
	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$4,901	$0
Proceeds from notes payable - related parties	-	235
Proceeds from notes payable	-	287
Net change from line of credit	67	77
Other cash sources	23	7
Total cash sources	$4,991	$606

Cash Uses
Cash used in operating activates	$2,435	$378
Cash used in acquisitions	1,100	-
Repayment of debt obligations	458	16
Deferred financing costs	428	-
Capital expenditures	324	202
Other cash uses	49	6
Total cash uses	$4,794	$602

(Decrease) increase in cash	$197	$4

At December 31, 2006, we had liquid assets of $7.7 million consisting of restricted and unrestricted cash in the amount of $400,000, accounts receivable derived from operations in the amount of $6.2 million, prepaid expenses and other current assets of $600,000, and inventory in the amount of $500,000. Long-term assets of $8.2 million consisted primarily of goodwill and intangible assets of $5.1 million, deferred financing costs of $1.8 million and fixed assets of $1.3 million, including computer servers, media players and video display equipment used in operations.

Current liabilities of $11.3 million at December 31, 2006 consisted primarily of $9.2 million of accounts payable, $700,000 of accrued and other liabilities, $1.0 million due under the Laurus Facility, and $400,000 of stock issuances payable.

Our working capital deficit was approximately $3.6 million as of December 31, 2006.

Financing Activities

On January 27, 2006, we entered into a Security Agreement with Laurus, pursuant to which Laurus agreed to provide us with a revolving credit facility of up to $6 million. The term of the Laurus Facility is three years and borrowings under the Laurus Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). Interest on borrowings under the Laurus Facility is payable monthly on the first day of each month during the term of the facility. All outstanding principal amounts must be paid on January 27, 2009. The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate. Outstanding amounts payable under the Laurus Facility are secured by a lien on substantially all of our assets and our subsidiaries pursuant to the terms of a Security Agreement. In addition, we pledged the ownership interests in our subsidiaries pursuant to a stock pledge agreement executed in favor of Laurus securing our obligations under the Laurus Facility.

The Security Agreement and related documents provide that an event of default shall be deemed to have occurred if we default on the payment of any obligation or indebtedness when due, we suffer a bankruptcy or similar insolvency event or proceeding, we materially breach a representation or warranty or fail to observe any covenant or agreement, we suffer and do not discharge in a timely manner a final judgment for the payment of a sum in excess of a certain materiality threshold, our common stock has been delisted or trading has been suspended, we sell a substantial portion of our assets, we merge with another entity or we fail to timely deliver shares of our Common Stock to Laurus when due upon exercise of the warrants issued to Laurus in connection with the financing transaction. If an event of default occurs, Laurus has the right to accelerate payments under the Laurus Facility and, in addition to any other remedies available to it, foreclose upon the assets securing any outstanding amounts due to Laurus. If an event of default occurs, one hundred twenty-five percent (125%) of the unpaid principal balance, plus accrued interest and fees, will become immediately due and payable. Laurus shall also be entitled to payment of a default interest rate of two percent (2%) per month on all amounts due and such other remedies specified in the relevant transaction documents and under the Uniform Commercial Code.

During March 2006, we sold 2.9 million shares of Series A Preferred Stock at $1.55 per share for total gross proceeds of $4.5 million. In addition, the purchasers of the Series A Preferred Stock received warrants to purchase an aggregate of 2.9 million shares of our common stock with an exercise price of $2.25 per share and a three-year term. We paid $562,000 in issuance costs, for net proceeds of $3.9 million. As described above under “Recent Developments”, in March 2007, we agreed to reduce the exercise price of such warrants $.01 per share in consideration of certain waivers granted by the holders of Series A Preferred Stock.

Also, as a result of the amendments described above under “Recent Developments”, each Series A Preferred Stock share is convertible into 1.55 shares of our common stock (subject to certain adjustments). Each Series A Preferred Stock share is convertible by the holder at any time. The Series A Preferred Stock will automatically convert into shares of our common stock at a conversion price of $1.00 (subject to certain adjustments) on the third anniversary of the issuance date or upon the date of a consummation of a bona fide firm underwritten public offering of our securities of at least $20 million in which the price per share is at least $4.00 (subject to certain restrictions).

The Series A Preferred Stock provides that dividends will accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. As described above under “Recent Developments”, the Series A Preferred Stock holders waived their right to any dividends with respect to the Series A Preferred Stock up to and including accruals through March 2, 2007 but will be entitled to dividends thereafter.

On August 1, 2006, we filed a registration statement on Form SB-2 covering the shares of common stock underlying the Series A Preferred Stock and the warrants issued to the purchasers of the Series A Preferred Stock. The registration statement was declared effective as of September 1, 2006. On December 13, 2006, we notified our Series A Preferred Stock shareholders that, due to the restatement of our financial statements included in our Form 10-QSB for June 30, 2006. referenced in the registration, the registration statement was unavailable for the sale of their shares. In connection with the waivers described above under “Recent Developments”, we have additional time to amend and refile the registration statement and have it declared effective.

In the event of our liquidation, dissolution or winding up, the holders of Series A Shares, are generally entitled to receive a liquidation preference over the holders of common stock equal to $1.55 per share of Series A Share held and any declared but unpaid dividends.

ITEM 7.	FINANCIAL STATEMENTS

PETERSON SULLIVAN PLLC

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.7777 ● Fax 206.382.7700
601 UNION STREET, SUITE 2300	http://www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Impart Media Group, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Impart Media Group, Inc., ("the Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impart Media Group, Inc., as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
April 11, 2007

IMPART MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

Current assets
Cash	$263,605
Restricted cash (Note 3)	134,998
Accounts receivable, net	5,291,163
Inventory	479,698
Prepaid expenses and other current assets	579,271
Total current assets	6,748,735

Fixed assets, net (Note 6)	1,309,354

Other Assets
Goodwill (Note 7)	2,359,418
Intangible assets, net (Notes 4,8)	2,700,525
Deferred financing costs, net (Note 11)	1,820,606
Other assets (Note 9)	158,672
Total other assets	7,039,221

Total assets	$15,097,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,302,454
Accrued liabilities	360,458
Customer deposits	22,974
Lines of credit (Note 11)	998,308
Note payable - related parties - current portion (Note 10)	64,846
Capital lease obligation - current portion (Note 16)	46,122
Stock issuance and other amounts payable to former E&M owners (Notes 4,20)	474,798
Stock issuance payable to consultants (Note 20)	155,000
Total current liabilities	10,424,960

Notes payable - related parties - long-term portion (Note 10)	150,000
Capital lease obligation - long-term portion (Note 16)	74,794
224,794

Total liabilities	10,649,754

Commitments and contingencies (Note 16,17)

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 22,469,511 shares issued and outstanding	22,470
Additional paid-in capital	18,705,304
Accumulated deficit	(14,283,121)
Total stockholders' equity	4,447,556

Total liabilities and stockholders' equity	$15,097,310

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues
Equipment sales	$2,970,318	$4,413,390
Managed subscriptions	455,485	372,537
Consulting and design services	375,473	158,622
Media services	2,793,581	--

Total revenues	6,594,857	4,944,549

Cost of revenues	3,022,486	3,559,955

Gross profit	3,572,371	1,384,594

Other operating expenses
Wages and salaries	4,700,701	1,241,675
Selling and marketing	642,890	155,930
General and administrative expenses	5,444,116	1,839,788
Depreciation and amortization (Notes 6,8)	1,074,327	158,868
Impairment of intangible assets (Note 9)	724,489	--

Total other operating expenses	12,586,523	3,396,261

Loss from operations	(9,014,152)	(2,011,667)

Other income (expense)
Other income and expense, net	(121)	38,822
Gain on extinguishment of notes payable (Note 13)	106,423	--
Impairment of cash equivalent credits	--	(125,000)
Interest expense	(1,189,278)	(322,482)

Net Loss	$(10,097,128)	$(2,420,327)

Net Loss - Common Stockholders:
Net Loss	$(10,097,128)	$(2,420,327)
Beneficial conversion feature of Series A Preferred Stock	(933,873)	--
Revaluation of Series A Preferred Stock - conversion price reduction	(974,033)	--
Revaluation of Series A Preferred Stock - warrant exercise price reduction	(934,856)	--

Net loss - available to common stockholders	$(12,939,890)	$(2,420,327)

Basic and diluted loss per common share	$(0.61)	$(0.28)

Basic and diluted weighted average common shares outstanding	21,298,444	8,739,026

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(10,097,128)	$(2,420,327)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash wages and salaries expense:
Incentive stock options granted to employees	439,709	192,255
Common stock issued to senior executives for services	355,637	274,550
Non-cash general and administrative expense:
Amortization of prepaid consulting expense	1,584,235	--
Warrants issued for earned consulting services	125,248	96,430
Common stock issued to settle legal dispute	267,900	--
Non-cash interest expense:
Warrants issued to bridge lenders	206,186	127,595
Common stock issued to senior executives upon conversion of notes payable	39,628	--
Amortization of deferred financing costs on line of credit:		--
Warrants	539,294	--
Other deferred financing costs	113,449	--
Common stock issued to Laurus for extended filing date	51,900	--
Other non-cash interest expense	24,885	99,286
Gain on retirement of notes payable	(106,423)	--
Bad debt expense	14,332
Depreciation and amortization	1,074,327	158,868
Impairment of intangible assets	724,489	--
Write-off of cash equivalent credit	--	125,000
Other adjustments	(25,658)	--
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions:
Accounts receivable	(4,538,546)	324,782
Inventory	3,840	(128,942)
Prepaid expenses and other current assets	169,588	18,201
Other assets	(84,304)	--
Accounts payable	5,732,996	390,150
Accrued liabilities	949,043	75,645
Customer deposits	--	96,537
Other liabilities	--	191,648
Net cash used by operating activities	(2,435,373)	(378,322)

Cash flows from investing activities:
Purchase of fixed assets	(324,281)	(202,135)
Purchase of InTransit assets	(500,000)	--
Acquisition of E&M	(600,000)	--
Cash acquired in reverse merger	--	1,968
Net cash used by investing activities	(1,424,281)	(200,167)

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Years Ended December 31, 2006 and 2005
(Continued)

	2006	2005
Cash flows from financing activities:
Proceeds from sale of common stock	990,129	--
Net proceeds from sale of convertible preferred stock and issuance of warrants	3,910,505	--
Issuance of common stock for exercise of warrants	22,750	--
Net borrowings on lines of credit	67,076	77,635
Principal payments on notes payable	(457,600)	(16,102)
Deferred financing costs and commitment fees	(428,000)	--
Proceeds from notes payable	--	287,000
Proceeds from notes payable - related parties	--	234,696
Proceeds from receivable related to issuance of common stock	--	5,000
Principal payments on capital lease obligations	(48,242)	(5,444)
Net cash provided by financing activities	4,056,618	582,785

Net change in cash	196,964	4,296

Cash, beginning of period	66,641	62,345

Cash, end of period	$263,605	$66,641

Supplemental cash flow information
Income taxes paid	$--	$--
Interest Expense:
Interest Paid	$213,936	$95,601
Non-cash Interest:
Amortization deferred financing costs	652,743	--
Common stock issued to Laurus for extended filing date	51,900	--
Warrants issued to bridge and other lenders	206,186	127,595
Common stock issued to senior executives upon conversion of notes payable	39,628	--
Other non-cash interest expense	24,885	99,286
Total Interest Expense	$1,189,278	$322,482
Non-cash investing and financing activities
Conversion of related party and other debt:
Issuance of common stock to repay debt, interest and wages and salaries expense	$2,270,848	$64,750
Gain on extinguishment of debt	106,423	--
Interest expense/accrued interest	(39,628)	--
Compensation expense due to related parties	(355,637)	--
Retirement of debt	(1,982,006)	(64,750)
Net cash effect from conversion of related party debt	$--	$--
iPoint asset purchase:
Fixed assets acquired		$(22,801)
Intangible assets acquired		(977,199)
Common stock issued		750,000
Note payable issued		250,000
Net cash effect of iPoint asset purchase		$--
InTransit asset purchase:
Intangible assets acquired	$(1,072,372)
Common stock issued	572,372
Net cash paid in asset purchase	$(500,000)
E&M Acquisition:
Current assets acquired	$(324,892)
Fixed assets acquired	(147,000)
Intangible assets acquired	(2,969,582)
Other long-term assets acquired	(44,750)
Current liabilities assumed	328,970
Goodwill from acquisition	(2,359,418)
Common stock issued	4,441,874
Note payable issued	200,000
Stock issuance payable	274,798
Net cash paid in acquisition	$(600,000)

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Cash Equivalent Credit Paid in Common Stock	Receivable Related to Issuance of Common Stock	Accumulated Deficit	Stockholders' (Deficit) Equity
Balances at January 1, 2005	-	$0	3,938,427	$3,938	$355,197	$0	$0	($1,765,666)	($1,406,531)
Issuance of common stock for accrued compensation			1,008,688	1,009	267,337				268,346
Issuance of common stock for iPoint transaction			468,750	469	749,531				750,000
Issuance of common stock for acquisition of Impart, Inc. (a recapitalization)			9,650,618	9,651	(757,706)	(125,000)	(5,000)		(878,055)
Issuance of common stock to senior executives for services, recorded as non-cash wages and salaries expense			206,250	206	274,344				274,550
Incentive stock options granted to employees, recorded as non-cash wages and salaries expense			-	-	192,255				192,255
Issuance of warrants for earned consulting services, recorded as non-cash general and administrative expense			-	-	96,430				96,430
Issuance of warrants to bridge lenders, recorded as non-cash interest expense			-	-	127,595				127,595
Issuance of common stock in satisfaction of amounts owed to related parties			4,750	5	5,695				5,700
Proceeds from receivable related to issuance of common stock			-	-	-		5,000		5,000
Issuance of common stock in satisfaction of convertible loan payable (including accrued interest of $1,040)			10,000	10	11,040				11,050
Issuance of common stock in satisfaction of other liability (including interest expense of $12,301)			50,000	50	47,950				48,000
Impairment of cash equivalent credits						125,000			125,000
Net loss for the year ended December 31, 2005								(2,420,327)	(2,420,327)
Balances at December 31, 2005	-	-	15,337,483	15,338	1,369,668	-	-	(4,185,993)	(2,800,987)
Proceeds from the sale of common stock and warrants			927,151	927	989,202				990,129
Proceeds from sale of convertible Series A Preferred Stock and issuance of warrants, net of cash issuance costs	2,903,229	2,903	-	-	3,907,602				3,910,505
Warrants issued to placement agents, treated as cost of financing (see Comment A, below)			-	-	-				-
Beneficial conversion feature of Series A Preferred Stock (see Comment B, below)					-				-
Proceeds from the exercise of warrants			232,500	232	22,518				22,750

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the Years Ended December 31, 2006 and 2005
(Continued)
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Cash Equivalent Credit Paid in Common Stock	Receivable Related to Issuance of Common Stock	Accumulated Deficit	Stockholders' (Deficit) Equity

Issuance of common stock warrants in connection with line of credit, recorded as deferred financing costs			-	-	2,044,781				2,044,781
Issuance of common stock to Laurus in exchange for extended filing date, recorded as non-cash interest expense			30,000	30	51,870				51,900
Issuance of common stock to senior executives to repay debt, interest and wages and salaries expense			2,394,873	2,395	2,268,453				2,270,848
Issuance of common stock in exchange for consulting services, recorded as prepaid expenses			1,744,000	1,744	1,999,156				2,000,900
Issuance of common stock to settle legal dispute, recorded as non-cash general and administrative expense			141,000	141	267,759				267,900
Issuance of common stock in connection with InTransit asset purchase			146,762	147	572,225				572,372
Issuance of common stock in connection with acquisition of E&M			1,515,150	1,515	4,440,359				4,441,874
Incentive stock options granted to employees, recorded as non-cash wages and salaries expense			-	-	439,709				439,709
Issuance of warrants for earned consulting services, recorded as non-cash general and administrative expense			-	-	125,248				125,248
Issuance of warrants to bridge lenders, recorded as non-cash interest expense			-	-	206,186				206,186
Additional value attributable to Series A Preferred Stock as a result of reducing coversion price to $1.00 per share from $1.55 per share (see Comment C, below)			-	-	-				-
Additional value attributable to warrants held by Preferred Stockholders as a result of reducing exercise price to $0.01 per share from $2.25 per share (see Comment D, below)					-				-
Other			592	1	568				569
Net loss for the year ended December 31, 2006								(10,097,128)	(10,097,128)
Balances at December 31, 2006	2,903,229	$2,903	22,469,511	$22,470	$18,705,304	$0	$0	($14,283,121)	$4,447,556

Comments:

A. No amount is shown for this transaction. The value of the warrants ($1,312,264), which is an increase in additional paid-in capital, is considered to be an offering cost, which reduces additional paid-in capital.

B. No amount is shown for this transaction. The beneficial conversion feature ($933,873), which increases additional paid-in capital attributable to Preferred Stockholders, is considered to be a deemed dividend to those Stockholders. Because the Company has an accumulated deficit, this dividend reduces additional paid-in capital rather than increasing accumulated deficit.

C. No amount is shown for this transaction. The value of the change in conversion price ($974,033), which increases additional paid-in capital attributable to Preferred Stockholders, is considered to be a deemed dividend to those Stockholders. Because the Company has an accumulated deficit, this dividend reduces additional paid-in capital rather than increasing accumulated deficit.

D. No amount is shown for this transaction. The value of the change in exercise price ($934,856), which increases additional paid-in capital attributable to Preferred Stockholders, is considered to be a deemed dividend to those Stockholders. Because the Company has an accumulated deficit, this dividend reduces additional paid-in capital rather than increasing accumulated deficit.

E. As discussed in Note 12, the Preferred Stockholders waived cumulative dividends due them for 2006. Because these dividends had not been declared by the Board of Directors, they had not been recorded as liabilities and, thus, the waiver of them has no effect on this Statement.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and History

Description of Business. Impart Media Group, Inc. (“the Company"), headquartered in Seattle, Washington U.S.A., provides digital signage in the business-to-consumer media sector. The Company's digital signage and interactive kiosk solutions consist of flat panel monitors, media players/servers, audio-video accessory components, enclosures/mounts/fixtures, web services, and software. The Company also provides consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through its authorized distributors). As a result of the Company’s acquisition of E&M Advertising, Inc. and its affiliates in February 2006, the Company now also provides offline and online direct response advertising capabilities.

Note 2. Going Concern

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the financial statements, the Company has sustained substantial losses and has relied primarily on sales of securities and proceeds from borrowings for operating capital, which raise substantial doubt about its ability to continue as a going concern.

The Company anticipates that its existing capital resources, including amounts available under its revolving credit facility, will enable it to continue operations through December 31, 2007, assuming the Company meets its sales projections for such period. If the Company materially fails to meet such sales projections and does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any financing commitments. There can be no assurance that financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

Cash. The Company maintains cash balances with financial institutions in accounts insured by the Federal Deposit Insurance Corporation up to $100,000. Occasionally there are balances in excess of the insured limits.

Restricted Cash. At December 31, 2006, the Company held $134,998 in cash identified as restricted. In connection with the Laurus credit facility (see Note 11), restricted cash represents cash from customer payments received into bank lockbox accounts. The restricted funds are swept from the accounts and applied against the revolving credit line balance.

Financial Instruments. The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, line of credit, related party notes payable, and capital lease obligations. The fair value of all financial instruments approximates the recorded value based on the short-term nature and market interest rates of these financial instruments.

Accounts Receivable. Accounts receivable are reviewed quarterly to determine whether their carrying value has become impaired. In the media industry, accounts receivable are commonly paid over extended periods. Thus, the Company does not consider a receivable to be impaired until the balance is more than one year old. The Company has established an allowance for doubtful accounts of approximately $65,000 as of December 31, 2006. When receivables are written off, they are charged against the allowance. Generally, the Company does not assign past due status to receivables. Also, receivables generally are not collateralized and do not bear interest.

Concentration of Credit Risk. As of December 31, 2006, approximately 19% of accounts receivable is due from one customer. This customer represented 10% of total revenues during the year ended December 31, 2006.

Inventory. Inventory is stated at lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. The Company monitors inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Gain or loss upon disposal of an asset is recorded in other operating income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring recoverability. No impairment was deemed to exist as of December 31, 2006.

Fixed assets acquired through the E&M Acquisition were recorded at estimated fair value at the time of acquisition. Depreciation is recorded using the straight-line method with useful lives of approximately 3 years.

Goodwill. Goodwill arose from the E&M acquisition discussed in Note 4. It is not amortized, but is periodically reviewed for impairment in value.

Intangible Assets. Intangible assets as of December 31, 2006, arose from the E&M acquisition discussed in Note 4 and consist primarily of a customer list and trade names amortized over five years. As discussed below and in Note 9, certain other intangible assets were deemed to be impaired in value and were written off during the year ended December 31, 2006.

Impairment of Long-lived Assets. The Company reviews the carrying value and fair value of its long-lived assets whenever events or changes in business circumstances indicate that there may be an impairment in value. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Long-lived assets to be held and used, including assets to be disposed of other than by sale, for which the carrying amount is not recoverable are adjusted to their estimated fair value at the date an impairment is indicated, which establishes a new basis for the assets for depreciation purposes. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. As discussed in Note 9, during the year ended December 31, 2006, the Company recorded an asset impairment of $724,000 related to the write-off of intangible assets due to an unexpected decrease in sold advertising. The Company has not recorded any other material impairment losses.

Loss per Share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised stock options, unexercised warrants to purchase common stock, and convertible Preferred Stock, is not separately computed because inclusion of such conversions is antidilutive. In these cases, basic and diluted loss per share is the same.

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the years ended December 31:

	2006	2005
Basic and diluted weighted average common stock shares outstanding	21,298,444	8,739,026
Potentially dilutive securities excluded from loss per share computations:
Convertible Preferred Stock	2,903,229
Common stock options	1,911,250	705,000
Common stock purchase warrants	5,235,694	447,566

Income Taxes. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carry forwards and temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded on deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

Advertising Costs. The Company expenses the costs of producing advertisements at the time production occurs and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs were $113,000 and $68,000 for the years ended December 31, 2006 and 2005, respectively.

Share-based Payments. The Company made share-based payments in the form of:

•	Incentive stock options (“ISOs”) under its 2006 Equity Incentive Plan (“the Plan”), to employees, directors, and others;
•	Other stock options and stock purchase warrants, to non-employees; and
•	Issuances of common stock to employees and others.

ISOs. Prior to January 1, 2006, the Company accounted for share-based wages and salaries expense under the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, of the Financial Accounting Standards Board (“the FASB”). Effective January 1, 2006, the Company began recording share-based wages and salaries expense in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. The Company adopted SFAS No. 123(R) using the modified prospective method. The adoption of SFAS No. 123(R) did not have any affect on earnings or per share amounts. The Company recognizes this expense on a straight-line basis over the service period of the award.

SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative wages and salaries expense recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company’s net loss position, no tax benefits have been recorded.

Other stock options, stock purchase warrants, and issuances of common stock. The Company also applies SFAS No. 123(R) and the consensus in the FASB’s Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for share-based payments in the form of other stock options, warrants, and common stock issued to employees and non-employees.

Revenue Recognition. The Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss for products has passed to the customer, the sale price is fixed and determinable, no significant unfulfilled Company obligations exist, and collectibility is reasonably assured.

Revenue from equipment sales is generally recognized when products are shipped and/or the revenue is fully earned and ownership has passed to the customer. Revenue from management subscriptions is recorded in the month the service is provided. Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method. There were no significant contracts in process at December 31, 2006.

Revenues from media services consist of sales of brokered advertising and certain other consulting, content creation, and Internet-based advertising fees. Because the Company typically acts as an agent on behalf of its advertising clients, brokered advertising revenues are recorded based on the net commissions earned. Media services revenues from consulting, content creation, and Internet-based advertising fees are recorded at their gross billing amounts.

The gross and net billing amounts included in operating revenues for the year ended December 31, 2006 are follows:

Consolidated gross revenues	$21,222,872
Direct cost of sales	(14,628,015)
Consolidated net revenues	$6,594,857

During 2005, all of the Company’s revenues were reported on a gross basis because the Company had no advertising related brokered sales.

Shipping and Handling. Costs incurred by the Company for shipping and handling are included in cost of revenues.

Recent Accounting Pronouncements

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company's fiscal year ending December 31, 2007, the Company will become subject to the requirement to include in its annual report management's assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company's independent registered public accountants will be required to attest to the Company's assessment of internal controls for its fiscal year ending December 31, 2008.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 is effective for all financial statements issued for fiscal years beginning on or after September 15, 2006, with earlier adoption permitted. The Company believes this statement will have no effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that this interpretation will have no material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of applying SFAS 157.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Portions of SFAS 158 are effective for financial statements as of December 31, 2006. The Company believes this statement will have no effect on its financial statements.

In September 2006, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin ("SAB") 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006. The Company believes this bulletin will have no effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007, and early adoption is permitted in certain circumstances. The Company has not yet determined the effect of applying SFAS 159.

Note 4. E&M Acquisition

In February 2006, the Company purchased substantially all of the assets of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively “E&M”), through a newly formed subsidiary, Impart Media Advertising, Inc (“IMA”). IMA is engaged in the placement and marketing of direct response media. The Company consummated this acquisition in order to create an advertising division, which offers a wide range of services relating to direct-to-consumer marketing. Through this division, the Company now has the opportunity to offer direct response media services to its digital media customers.

In March 2007, the Company determined that the value assigned to the purchase price, the amounts allocated to intangible assets, the related amortization expenses, and accounting classifications were in error. As a result, the balances of intangible assets and the balance of Additional Paid-in Capital allocated to the purchase on the Consolidated Balance Sheets has been adjusted from approximately $6.1 million to $5.5 million. In addition, approximately $3.9 million of value previously allocated to amortizable assets has been reallocated to trade names and goodwill, which are not amortized. As discussed in Note 20, the Company filed a Form 8-K disclosing these errors and its intention to amend its interim filings for 2006.

In consideration for the purchase of the assets, the Company agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 was required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1.6 million restricted shares of the Company’s common stock.

In April 2006 and July 2006, the Company issued 1.47 million and 46,000 of the 1.6 million shares of the Company’s common stock to be issued in connection with the acquisition of E&M. In March, 2007, the Company entered into an agreement with the former owners of E&M to further defer the remaining $200,000 payment until September 2007. The fair value of the remaining shares was $274,798 and, along with the final $200,000 payment due to the former owners of E&M, is shown as “Stock Issuance and Other Amounts Payable to Former Owners of E&M” as of December 31, 2006. In February 2007, the Company issued 93,240 common shares in satisfaction of the stock issuance payable.

The following tables summarize the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and the purchase price, in thousands:

Current assets	$325
Fixed assets	147
Intangible assets	2,970
Other long-term assets	44
Less: Current liabilities	(329)
Net assets acquired	3,157
Excess of purchase price over fair value: Goodwill	2,359
Total purchase price	$5,516

Purchase Price:
Cash (including $200,000 payable in 2007)	$800
Common Stock (1,515,152 shares at $2.93/share)	4,442
Stock Issuance Payable (93,240 shares at $2.93/share)	274
Total purchase price	$5,516

Of the $2.97 million of intangible assets acquired, $1,444,000 was allocated to a customer list, $24,000 was allocated to other intangible assets, and $1,502,000 was allocated to trade names. The customer list and other intangible assets are amortized over five years. The trade names are not amortized, but are periodically reviewed for impairment in value.

The Company consolidated the operations of IMA as of the date of acquisition and has included IMA’s operations in the 2006 consolidated results from that date. The unaudited pro forma financial information presented below (in thousands) reflects the estimated effect of the E&M transaction as if it had occurred on January 1, 2006 and 2005, respectively.

	For the Year Ended December 31,
	2006	2005
Revenues	$6,780	$10,346
Operating loss	$(9,128)	$(1,627)
Net loss	$(10,199)	$(2,022)
Beneficial Conversion Feature of Series A Preferred	(934)	-
Revaluation of Series A Preferred Stock - conversion price reduction	(974)	-
Revaluation of Series A Preferred Stock - warrant exercise price reduction	(935)	-

Net loss - Common Stockholders	$(13,042)	$(2,022)

Loss per share - basic and diluted	$(0.61)	$(0.23)

Note 5. Inventory

Inventory totaling $480,000 consists of finished goods as of December 31, 2006.

Note 6. Fixed Assets

Fixed assets consist of the following as of December 31, 2006:

	Useful Life
Furniture and fixtures	2-7 years	$139,825
Computer and other equipment	2-5 years	334,688
Demo equipment	3-4 years	72,224
Kiosks	5 years	412,379
Other	3-5 years	117,161
Leased equipment	4 years	3,852
		1,080,129
Less: accumulated depreciation		(454,814)
Fixed assets, net		625,315

Acquired software	5 years	977,199
Less: accumulated amortization		(293,160)
Software, net		684,039

Total fixed assets, net		$1,309,354

Total depreciation expense was $432,000 and $159,000 for the years ended December 31, 2006 and  2005, respectively.

Note 7. Goodwill

Goodwill arose from the acquisition of E&M discussed in Note 4. It is not subject to amortization, but is periodically reviewed for impairment in value.

Note 8. Intangible Assets

Intangible assets arose from the acquisition of E&M discussed in Note 4. A summary as of December 31, 2006, follows:

	Useful Life
Customer list	5 years	$1,443,582
Trade names	Infinite Lived	1,502,000
Other	5 years	24,000
		2,969,582
Less: accumulated amortization		(269,057)
Intangible assets, net		$2,700,525

Trade names are not subject to amortization, but are periodically reviewed for impairment in value.

Future amortization of intangible assets are as follows:

2007	$293,516
2008	293,516
2009	293,516
2010	293,516
2011	24,460
$1,198,524

Total amortization expense was $643,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

Note 9. Other Assets

Other assets at December 31, 2006, consists primarily of an obligation by a funding placement agent to reimburse the Company for certain placement fees.

In February 2006, the Company purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in InTransit Media’s digital advertising services business for $1,072,000, paid by $500,000 in cash and 146,762 shares of common stock valued at $572,000. In its review of the impairment value of these assets, the net book value of which was $724,000, the Company determined that they were impaired in their entirety. As a result, they were written off in the year ended December 31, 2006.

Note 10. Note Payable - Related Parties

Notes payable due to related parties as of December 31, 2006, are comprised of the following:

Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150,000
Accrued expenses to various stockholders, unsecured, bearing interest	22,083
Accrued interest on related party loans	42,763
Total due to related parties	214,846
Less: current portion of notes payable - related parties	(64,846)
Total long-term notes payable - related parties	$150,000

 Note 11. Lines of Credit

On January 27, 2006, the Company entered into an agreement with Laurus Master Fund, Ltd. (“Laurus”) pursuant to which Laurus agreed to provide the Company with a revolving credit facility of up to $6 million (the “Facility”). The term of the Facility is three years and borrowings accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (11.25% at December 31, 2006). Interest on borrowings under the Facility is payable monthly on the first day of each month, commencing on February 1, 2006. All outstanding principal amounts must be paid on January 27, 2009. The maximum principal amount of all borrowings under the Facility cannot exceed ninety percent (90%) of the Company’s eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate.

On January 27, 2006, the Company obtained an initial draw under the Facility of $2 million, of which approximately $782,000 was used to satisfy bank loans in full. The draws under the Facility are used for general corporate and working capital purposes. As of December 31, 2006, the balance due to Laurus was $998,308.

In connection with the Facility, the Company paid Laurus approximately $248,000, comprised of a Facility management fee of $216,000 and reimbursement of $32,000 in due diligence and documentation expenses. The Facility management fee is being amortized to interest expense over the three-year term of the Facility. The Company further issued to Laurus a seven-year warrant (“the Warrant”) valued at $1.6 million, entitling Laurus to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $.01 per share, subject to certain adjustments. The value of the Warrant was recorded as deferred financing costs and is amortized as interest expense over the three-year term of the Facility.

The Company also paid a cash fee of $180,000 and issued three-year warrants valued at $443,000 to purchase 231,000 shares of common stock to GunnAllen Financial, Inc. for investment banking services. These fees were recorded as deferred financing costs amortized as interest expense over the three-year term of the Facility.

The total deferred financing costs were $2.47 million, of which $1.82 million remains to be amortized as of December 31, 2006.

Under the terms of the Facility, Laurus is restricted from selling any shares of common stock it receives through the exercise of the Warrant prior to January 27, 2007. Additionally, Laurus agreed to certain restrictions to selling shares acquired through the exercise of the Warrant, except under certain circumstances, including the continuance of an event of default under the Facility.

The Facility is secured by a blanket lien on substantially all of the Company’s assets and those of its subsidiaries. In addition, the Company pledged the ownership interests in its subsidiaries pursuant to a stock pledge agreement executed in favor of Laurus. If an event of default occurs, Laurus has the right to accelerate payments under the Facility and, in addition to any other remedies available to Laurus, foreclose upon the assets securing the Facility. If an event of default occurs, one hundred twenty-five percent (125%) of the unpaid principal balance of the Facility, plus accrued interest and fees, will become immediately due and payable. Among other remedies, Laurus also will be entitled to payment of a default interest rate of two percent (2%) per month on all amounts due. The Facility also contains certain negative covenants that require the Company to obtain the prior written consent or other actions of Laurus in order for the Company to take certain actions at any time when borrowings remain outstanding.

Pursuant to the terms of the Facility, the Company was obligated to file a registration statement on Form SB-2 or S-3 to register the shares of common stock issuable upon exercise of the Warrant or as a result of adjustments made to the exercise price of the Warrant. The Company was required to file the registration statement in connection with the exercise of the Warrant on or prior to April 15, 2006. During the second quarter of 2006, the Company issued 30,000 shares of common stock valued at $51,900, recorded as non-cash interest expense, to obtain a waiver from Laurus with respect to this requirement. The Company filed a registration statement on July 31, 2006, which was declared effective on October 3, 2006. In the event of adjustments made to the exercise price of the Warrant, the Company is required to file an amended registration statement within 30 days of such event.

As of December 31, 2006, the Company concludes that it is in compliance with all covenants of the Facility and that the lapse of its registration statement discussed in Note 12 does not constitute a breach of the Facility.

Note 12. Series A Preferred Stock

During March 2006, the Company sold 2,903,229 shares of Series A Preferred Stock at a price of $1.55 per share for total gross proceeds of $4.5 million. Further, the purchasers of the Series A Preferred Stock received three-year warrants to purchase 2,903,229 shares of common stock at $2.25 per share. The Company allocated $2.8 million of the $4.5 million gross proceeds to the Series A Preferred Stock and $1.7 million to the warrants, based on their relative fair values. The Company paid $589,500 in cash issuance costs and realized net cash proceeds of $3.9 million. In addition, five-year warrants to purchase 290,323 shares of common stock at $2.25 per share, valued at $903,000, were issued to a placement agent and 3-year warrants to purchase 145,162 shares of common stock at $2.25 per share, valued at $409,000, were issued to a second placement agent. The values of the warrants issued to the placement agents, which are an increase in additional paid-in capital, were recorded as a cost of the financing, which reduces additional paid-in capital.

In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that there was a beneficial conversion feature of $934,000 at the time the Series A Preferred Stock was sold due to the conversion price being less than the market price of the Company’s common stock. The calculation of this beneficial conversion feature follows (in thousands):

Gross proceeds allocated to the Series A Preferred Stock based on relative fair value (prior to the allocation of issuance costs)	$2,836
Shares of common stock into which the Series A Preferred Stock is convertible	$2,903
Effective conversion price per common share	$0.98
Closing price of common stock on transaction dates	3.42
Intrinsic value of beneficial conversion feature per share	$2.44
Shares of common stock into which the Series A Preferred Stock is convertible	$2,903
Aggregate value of the beneficial conversion feature, limited to proceeds allocated to preferred stock net of issuance costs	$934

This beneficial conversion feature increases additional paid-in capital attributable to the holders of the Series A Preferred Stock and, at the same time, is considered to be a deemed dividend to those holders. Because the Company has an accumulated deficit, this dividend reduces additional paid-in capital rather than increases the accumulated deficit. This amount also increases net loss attributable to common stockholders.

The Series A Preferred Stock provides that dividends will accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. Dividends on the Series A Preferred Stock are payable in either cash or shares of common stock at the Company’s discretion, provided that the Company has an effective registration statement providing for the resale of the shares of its common stock that would be paid as a dividend.

In the event of the Company’s liquidation, dissolution or winding up, the holders of Series A Preferred Stock are generally entitled to receive a liquidation preference over the holders of common stock equal to $1.00 per share of Series A Preferred Stock held plus any declared but unpaid dividends.

The Series A Preferred Stock is convertible by the holder at any time and automatically converts to common stock three years from the date of issuance or in the event of an underwritten public offering of $20 million or more at a stock price of $4.00 or more. The Series A Preferred Stock is subject to mandatory conversion and mandatory redemption in certain circumstances, but only if the share price is higher than the conversion price. The Series A Preferred Stock is further subject to mandatory redemption in certain other circumstances.

The Company registered the Series A Preferred Stock in a Form SB-2 that went effective October 3, 2006. On December 13, 2006, the Company determined that the registration had lapsed and the Company was in violation of the Series A Preferred Stock Purchase agreement. As a result, the Series A Preferred Stock was determined to be subject to mandatory redemption into common shares. In addition, the holders of the Series A Preferred Stock became entitled to certain liquidated damages.

Effective March 23, 2007, the holders of the Series A Preferred Stock granted a waiver to the Company in consideration for a decrease in the conversion price of the Series A Preferred Stock from $1.55 to $1.00 and a reduction in the warrant exercise price from $2.25 to $0.01. This waiver also extended the time period the Company has in order to file another registration statement and have it declared effective by the SEC.

In return for the consideration described above, the holders of the Series A Preferred Stock:

•    Waived their right to receive convertible preferred stock as a one-time dividend to holders of the stock in the event of the Company’s failure to achieve aggregate gross revenues of $50,000,000 or more during the four (4) calendar quarters commencing on April 1, 2006, and ending on March 31, 2007;

•    Waived any and all breaches and the right to receive liquidated damages and redemption rights related to the Company’s failure to obtain an effective registration statement as mandated by the original registration rights agreement that was executed in connection with the issuance of the Series A Preferred Stock;

•    Agreed to a reduction in the Series A Preferred Stock redemption price from 200% of the liquidation preference amount to 100% of such amount; and

•    Waived their right to any dividends with respect to the Series A Preferred Stock up to and including accruals through March 2, 2007, but will be entitled to dividends thereafter.

As a result of the reduction in the conversion price, the holders of the Series A Preferred Stock can convert the preferred shares into an additional 1,596,775 shares. The value related to the reduction in the conversion price was determined to be $974,033.

The value of the reduction of the exercise price of the warrants was determined to be $934,856. This incremental value is measured as the difference between (a) the fair value of the modified warrant and (b) the value of the old warrant immediately before the terms were modified, determined based on the remaining expected life of the warrant.

The values of the reductions of the Series A Preferred Stock conversion price and the exercise price of the warrants increase additional paid-in capital attributable to the holders of the Series A Preferred Stock and, at the same time, are considered to be deemed dividends to those holders. As with the beneficial conversion feature, because the Company has an accumulated deficit, these dividends reduce additional paid-in capital rather than increase the accumulated deficit. These amounts also increase net loss attributable to common stockholders.

The Company has reviewed its Series A Preferred Stock in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and has determined that such shares are properly classified in Stockholders’ Equity as of December 31, 2006.

Note 13. Share-Based Payments

Stock Option Plans

As discussed in Note 3, the Company made share-based payments in the form of:

•	Incentive stock options (“ISOs”) under its 2006 Equity Incentive Plan (“the Plan”), to employees, directors, and others;
•	Other stock options and stock purchase warrants, to non-employees; and
•	Issuances of common stock to employees and others.

These payments are recorded in the financial statements as follows, for the years ended December 31 (in thousands):

Recorded in Balance Sheets (other than asset purchases and acquisitions):

Paid to	Recorded as	2006	2005
Other stock options and warrants
Laurus	Deferred financing costs	$2,045	$-
Total other stock options and warrants		2,045	-

Issuances of common stock
Employees	Payment of accrued compensation	-	268
Related parties	Payment amounts owed	-	6
Other parties	Payment of convertible loan	-	11
Other parties	Payment of other liability	-	48
Senior executives	Repayment of debt less wages and salaries and interest	1,875	-
Consultants	Prepaid expense	2,001	-
Total issuances of common stock		3,876	333

Total share-based payments recorded in Balance Sheets		$5,921	$333

Recorded in Statements of Operations:

Paid to	Recorded as	2006	2005
Incentive stock options
Employees and directors	Wages and salaries	$440	$192
Total incentive stock options		440	192

Other stock options and warrants
Consultants	General and administrative	125	96
Bridge lenders	Interest	206	128
Laurus	Interest (amortization of deferred financing costs)	539	-
Total other stock options and warrants		870	224

Issuances of common stock
Consultants	General and administrative (amortization of prepaid expense)	1,584	-
Instituional investor	General and administrative (settle legal dispute)	268	-
Senior executives	Wages and salaries	356	275
Senior executives	Interest	40	-
Laurus	Interest (extended filing date)	52	-
Total issuances of common stock		2,300	275

Total share-based payments recorded in Statements of Operations		$3,610	$691

Incentive Stock Options

Options were granted during 2006 and 2005 under the Plan at exercise prices ranging from $.70 to $1.10 as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2005	-	-	$-
Plan adoption	2,000,000	-	-
Granted	(705,000)	705,000	0.73
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance, December 31, 2005	1,295,000	705,000	0.73
Granted	(1,255,000)	1,255,000	1.10
Exercised	-	-	-
Forfeited	_	(19,583)	1.00
Expired	-	(29,167)	0.87
Balance at December 31, 2006	40,000	1,911,250	0.97
Options exercisable as of December 31, 2006		670,612	$0.84

At December 31, 2006, the weighted average remaining contractual lives of outstanding and exercisable options is 7.5 years and 5.3 years, respectively. As of December 31, 2006, the market price of the Company’s common stock was less than the exercise price on all outstanding options. Therefore, such options had no intrinsic value at that date.

The fair value for options granted during 2006 and 2005 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2006	2005
Expected life in years	5.0	2.5
Volatility	141%	256%
Interest rate	4.8%	4.35%
Yield rate	0%	0%

Of the 1,255,000 options granted in 2006, 825,000 were issued to directors and officers.

A summary of the Company’s unvested stock grants and changes during the years ended December 31, 2006 and 2005, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2005	-	$-
Granted during 2005	705,000	0.73
Vested during 2005, and other changes	(235,000)
Unvested at December 31, 2005	470,000	0.73
Granted during 2006	1,255,000	1.10
Vested during 2006, and other changes	(484,362)
Unvested at December 31, 2006	1,240,638	$1.04

As of December 31, 2006, the Company has $1.2 million of total unrecognized compensation cost related to unvested stock options and unvested stock grants, which is expected to be recognized over a weighted average period of 1.3 years.

Warrants

Warrants to purchase common stock were issued in 2006 and in 2005 as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2005	-	$-
Assumed in Impart, Inc. transaction	4,000	5.00
Granted	443,566	0.91
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance, December 31, 2005	447,566	0.95
Granted:
Series A Preferred Stock transaction	3,338,714	1.64
Laurus revolving line of credit	981,000	0.48
Other	643,164	1.67
Exercised	(113,750)	0.20
Forfeited	-	-
Expired	(58,500)	5.00
Other adjustments	(2,500)	-
Balance, December 31, 2006	5,235,694	1.44
Warrants exercisable as of December 31, 2006	4,985,694	$1.44

The fair value for warrants issued during 2006 and 2005 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	2 yrs
Volatility	139%
Interest rate	4.7%
Yield rate	0%

Issuances of Common Stock

During 2006, the Company issued 1,744,000 shares of common stock pursuant to seven consulting agreements. The shares had a fair value of $2.0 million and were recorded as prepaid expenses, of which $1.6 million was recognized as non-cash general and administrative expenses in the year ended December 31, 2006.

During 2006, the Company issued 2.4 million shares of common stock to related parties in satisfaction of outstanding notes payable totaling $2.0 million, related accrued interest totaling approximately $40,000 and accrued wages and salaries expense totaling approximately $356,000 for an aggregate total of $2.4 million. These shares had a fair value of $2.3 million. The difference of $106,000 has been recorded as a gain on extinguishment of notes payable.

In March 2006, the Company issued 141,000 shares of common stock to an institutional investor in full satisfaction of amounts such investor claimed were due under a convertible debenture, dated February 17, 2004. These shares had a fair value of $267,900 and were recorded as non-cash general and administrative expense.

As discussed in Note 11, in July 2006, the Company issued 30,000 shares of common stock, valued at $51,900, to Laurus in exchange for Laurus agreeing to extend a filing due date. This value was recorded as non-cash interest expense.

Note 14. Sale of Common Stock and Warrants

In the year ended December 31, 2006, the Company issued 927,151 shares in private placements pursuant to common stock purchase agreements. The common stock was sold at prices ranging from $0.75 to $2.48 per share. In connection with these common stock sales, the Company issued warrants to purchase an aggregate of 221,613 shares of common stock at an exercise price ranging from $1.50 to $3.18 per share. The warrants vest immediately and expire at varying dates in 2009. The Company received approximately $990,000 in connection with these sales and issuance of common stock and the related warrants. The Company allocated $836,700 of the $990,000 gross proceeds to common shares sold and $153,300 to the warrants, based on their relative fair value.

Note 15. Income Taxes

The Company has not recorded income tax expense or benefit for the years ended December 31, 2006 and 2005. At December 31, 2006, the Company has net operating loss carryforwards of approximately $20.2 million for federal tax purposes. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire between 2018 and 2026. At December 31, 2006, deferred income tax balances and the related valuation allowance are as follows:

Deferred income tax assets resulting from:
Net operating loss carryforwards	$6,869,000
Unearned stock compensation	652,000
Other	246,000
Total	7,767,000
Less: valuation allowance	(7,767,000)
Deferred tax asset, net	$-

A full valuation allowance has been established for deferred income tax assets, as it is more likely than not that the deferred tax assets will not be realized.

A reconciliation between the federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31, follows:

	2006	2005
Tax (benefit) at statutory tax rate	$(3,433,000)	$(823,000)
Amounts passed directly to stockholders	-	47,000
Net operationg loss received in merger	-	(3,558,000)
Increase in valuation allowance	3,433,000	4,334,000
Tax expense (benefit)	$-	$-

Note 16. Capital Lease Obligations

The Company is obligated under two capital leases for equipment with a cost of $122,000 and accumulated depreciation of $36,600 at December 31, 2006. Amortization of the equipment is included with depreciation expense. The capital lease obligations require a minimum lease payment of approximately $4,800 per month with an interest rate of approximately 8.3%. Future minimum lease payments, including interest, are as follows:

2007	$46,122
2008	48,133
2009	26,661
120,916
Less: current portion	46,122
Capital lease obligations - long-term portion	$74,794

Note 17. Commitments and Contingencies

Leased Facilities

The Company utilizes leased facilities under a noncancellable-operating lease. The lease calls for a base monthly rent of $17,000 through November 30, 2018. Total rent expense for this operating lease was $200,000 for both of the years ended December 31, 2006 and 2005. Certain officers, directors and stockholders are owners of the company that owns the facility.

The Company leases office facilities for IMA under an operating lease, which was extended through June 2011. Rental expense for this lease was approximately $205,000 for the year ended December 31, 2006. The Company also has various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.

Total rent expense for the years ended December 31, 2006 and 2005, was $422,000 and $215,000, respectively.

Future minimum rental payments for the leased facilities as of December 31, 2006, are as follows:

2007	$429,725
2008	434,257
2009	438,880
2010	443,595
2011	304,139
Thereafter	1,421,784
$3,472,380

Note 18. Employment Agreements

The Company entered into employment agreements with the following executives for a term of three years from June 30, 2005, subject to termination provisions. Each receives an annual base salary of $120,000, plus benefits.

Joseph Martinez - Chairman of the Board, Chief Executive Officer
Laird Laabs - Chief Marketing Officer
Thomas Muniz - President, Chief Operating Officer
Steven Corey - Chief Strategy Officer

On February 28, 2006, the Company entered into an employment agreement with Michael Medico, the Company’s Executive Vice President and President of the Company’s IMA division, for a term beginning February 28, 2006, and expiring on December 31, 2008, subject to termination provisions. He will receive an annual base salary of $125,000, plus benefits, sales commissions, and yearly bonus based on the division’s performance.

On September 6, 2006, the Company entered into an employment agreement with Todd Weaver, the Company’s Chief Technology Officer, for a term of three years from September 1, 2006, subject to termination provisions. He will receive an annual base salary of $120,000, plus benefits.

Note 19. Related Party Transactions

See Note 4 regarding the extension of the due date for amounts owing to the former owners of E&M, one of whom is the Company’s current president of the IMA division.

See Note 10 for notes payable to related parties.

See Note 13 regarding stock option grants issued to certain senior executives, directors, and stockholders.

See Note 17 regarding facilities leased from certain officers, directors, and stockholders.

See Note 20 pertaining to a subsequent event where the Company’s Board of Directors approved additional 2007 compensation to a certain director, officer, and stockholder.

Note 20. Subsequent Events

As reported in the Company’s Form 8-K dated January 22, 2007, the Company’s Board of Directors approved an amendment to the Plan increasing the number of common shares available for awards from 2,000,000 shares to 5,000,000 shares.

In January 2007, the Company granted 2,182,500 incentive stock options to employees under the Plan.

In January 2007, the Company issued an aggregate of 100,000 common shares in payment for an agreement for consulting services entered into in November 2006. The value of the shares ($155,000) was recorded in 2006 as a prepaid expense and stock issuance payable.

In February 2006, the Company was assigned by Marlin Capital Partners II, LLC, an agreement (the “PATH Contract”), dated as of December 2, 2002, between Black Experience, Inc., BX Media Group, Inc. and Port-Authority Trans-Hudson Corporation (“PATH”), as amended, pursuant to which the Company obtained the rights to provide PATH with certain advertising and marketing services in connection with its PATHVision system. Effective February 2007, the Company and PATH mutually agreed to terminate the PATH Contract.

In February 2007, the Company issued an aggregate of 27,000 common shares to a consultant in payment for services to be rendered.

In February 2007, the Company’s Board of Directors approved a resolution granting the Company’s Chairman of the Board and Chief Executive Officer future compensation representing the approximate additional personal tax liability he incurred resulting from the issuance of restricted common stock to him as compensation in 2006. The approximate amount of this future compensation is $225,000.

As reported in the Company’s Form 8-K dated March 28, 2007, the Company determined that the values assigned to the E&M purchase price, the amounts allocated to intangible assets, the related amortization expenses, and accounting classifications were in error. As a result, the Company intends to file amended quarterly reports on Form 10-QSB/A for the quarters ended September 30, June 30 and March 31, 2006. See Note 4 for details.

As reported in the Company’s Form 8-K dated March 28, 2007, the Board of Directors and holders of the Series A Shares approved a waiver related to such stock. See Note 12 for details.

In March 2007, the Company has received notice of a possible lawsuit against it by a former employee and consultant of the Company. The notice alleges breach of contract and wrongful termination, among other claims, and seeks recovery of $108,000. Since The Company has not had the opportunity to evaluate the merits of the claims and cannot presently determine if it will result in liability to the company.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our company’s management, with the participation of our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) as of December 31, 2006, the end of the period covered by this Report. Based on such evaluation, our chief executive officer/chief financial officer has concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our company in the reports that we file or submit under the Act.

As we previously indicated in our Quarterly Report for the period ended March 31, 2006, our chief executive officer/chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective. Upon reaching such conclusions, our management took measures to improve the effectiveness of our disclosure controls and procedures and concluded that, as of June 30, 2006 and September 30, 2006, our disclosure controls and procedures were effective (as we previously indicated in our Quarterly Reports for the periods ended June 30, 2006 and September 30, 2006).

Our management is committed to maintaining the effectiveness of our disclosure controls and procedures. To that end, in the first quarter of 2007, we established a formal disclosure committee and adopted a disclosure committee charter for the purpose of further ensuring that information is communicated to our management and recorded, processed, summarized and reported on a timely basis.

Our independent registered public accountants previously advised us that they found material weaknesses in our disclosure controls and procedures and internal controls during the calendar quarter ended March 31, 2006, and these findings led to our conclusion, discussed above, that our disclosure controls and procedures were not effective at that time. They have advised us that they expect to issue a letter to us stating that there were material weaknesses and significant deficiencies in our internal controls during the year ended December 31, 2006. Their letter will note improvements in our internal controls during the year, but will conclude that some of the significant deficiencies were still present at the end of the year and in the first calendar quarter of 2007.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Effective April 1, 2007, we appointed J. Scott Campbell as our new Chief Creative Officer.  Certain biographical information regarding Mr. Campbell is set forth below:

Name	Age	Business Experience During the Past Five Years

J. Scott Campbell	47
Mr. Campbell has served as our Chief Creative Officer since April 2007.  From September 2005 until April 2007, Mr. Campbell served as our Vice President of Creative and Product Design. From 2001 until he joined our company in 2005, Mr. Campbell served as President of Springbrain Inc., a maker of customized office furniture systems.

We do not have a written employment agreement with Mr. Campbell. Under the terms of his employment arrangement, he receives an annual salary of $100,000 and is eligible to receive additional equity and non-equity compensation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 14, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 14, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 14, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 14, 2007.

ITEM 13.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for its annual meeting of stockholders expected to be held on June 14, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2007	Impart Media Group, Inc.

By: /s/ Joseph Martinez
Joseph Martinez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Joseph Martinez	Chief Executive Officer (principal executive officer),
Joseph Martinez	Chief Financial Officer (principal accounting officer)
April 9, 2007	and Chairman of the Board of Directors

/s/ Laird Laabs	Director
Laird Laabs
April 9, 2007

/s/Joachim Kempin	Director
Joachim Kempin
April 9, 2007

/s/Larry Calkins	Director
Larry Calkins
April 9, 2007

/s/Ron Elgin	Director
Ron Elgin
April 9, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Agreement and Plan of Merger, dated as of June 30, 2005, by and among our company, Limelight Merger II Corp. and IMPART, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

2.2
Asset Purchase Agreement, dated as of February 28, 2006, by and among our company, Impart Media Advertising, Inc., E&M Advertising, Inc., E&M West/Camelot Media, Inc. and NextReflex, Inc (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated February 28, 2006, as filed with the Commission on March 6, 2006).

3.1	Articles of Incorporation dated as of May 17, 1996 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the Commission on October 27, 2000).

3.2
Certificate of Amendment to Articles of Incorporation dated as of October 3, 2002 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated October 2, 2002, as filed with the Commission on October 7, 2002).

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

3.5
Certificate of Amendment to our Articles of Incorporation dated December 22, 2005 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated December 22, 2005, as filed with the Commission on December 22, 2005).

3.6
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated March 3, 2006, as filed with the Commission on March 7, 2006).

3.7	By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated September 28, 2005, as filed with the Commission on January 6, 2006).

3.8
Certificate of Amendment to Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Impart Media Group, Inc., dated as of March 26, 2007 (incorporated by reference to Exhibit 3.1 to our Form 8-K, dated March 22, 2007, as filed with the Commission on March 28, 2007).

4.1
Impart Media Group, Inc. 2006 Equity Incentive Plan, dated as of March 1, 2006 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, as filed with the Commission on April 17, 2006).

4.2
Amendment No. 1 to Impart Media Group, Inc. 2006 Equity Incentive Plan, dated as of December 29, 2006 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8, dated as of January 22, 2007, as filed with the Commission on January 22, 2007).

10.1
Registration Rights Agreement, dated as of June 30, 2005, among our company and the other signatory parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.2
Lock Up Agreement, dated as of June 30, 2005, among our company and Laird Laabs, Steven Corey, Steven Boscacci, Shane Bumbalo and Stretton Brown (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.3
Employment Agreement, dated as of June 30, 2005, between our company and Laird Laabs (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.4
Employment Agreement, dated as of June 30, 2005, by and between our company and Joseph Martinez (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.5
Employment Agreement, dated as of June 30, 2005, by and between our company and Steven Corey (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.6
Employment Agreement, dated as of June 30, 2005, by and between our company and Thomas Muniz (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.7
Warrant, dated June 30, 2005, by our company in favor of Philip Worack (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.8
Warrant, dated June 30, 2005, by our company in favor of Kirk Krajewski (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

10.9
Security Agreement, dated as of January 27, 2006, executed by company and Impart, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.10
Secured Non-Convertible Revolving Note, dated as of January 27, 2006, executed by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.11
Stock Pledge Agreement, dated as of January 27, 2006, executed by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.12
Subsidiary Guaranty, dated as of January 27, 2006, executed by IMPART, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.13
Registration Rights Agreement, dated as of January 27, 2006, between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.14
Common Stock Purchase Warrant, dated as of January 27, 2006, between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, dated January 27, 2006, as filed with the Commission on February 1, 2006).

10.15
Asset Purchase Agreement, dated as of February 6, 2006, between our company and Marlin Capital Partners II, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated February 6, 2006, as filed with the Commission on February 7, 2006).

10.16
Registration Rights Agreement, dated as of February 3, 2006, between our company and Marlin Capital Partners II, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated February 6, 2006, as filed with the Commission on February 7, 2006).

10.17
Employment Agreement, dated as of February 28, 2006, between our company and Michael Medico (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated February 28, 2006, as filed with the Commission on March 6, 2006).

10.18
Securities A Convertible Preferred Stock Purchase Agreement, dated as of March 3, 2006, among our company and the purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated March 3, 2006, as filed with the Commission on March 7, 2006).

10.19
Registration Rights Agreement, dated as of March 3, 2006, between our company and the purchasers listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated March 3, 2006, as filed with the Commission on March 7, 2006).

10.20	Form of Warrant Certificate (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 3, 2006, as filed with the Commission on March 7, 2006).

10.21
Form of Unsecured Promissory Note (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, as filed with the Commission on April 17, 2006).

10.22
Form of Warrant Certificate (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, as filed with the Commission on April 17, 2006).

10.23
Form of Warrant Certificate to purchase shares of common stock (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, as filed with the Commission on April 17, 2006).

10.24
Absolute Net Lease, dated June 24, 1998 between 1300 North Northlake Way, LLC and Impart, Inc. (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, as filed with the Commission on April 17, 2006).

10.25
Agreement of Lease, dated January 29, 1999, between S.I.K. Associates c/o Kaufman Management Company, LLC and E&M Advertising, Inc. (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, as filed with the Commission on April 17, 2006).

10.26
Extension of Lease Agreement, dated March 30, 2004 between S.I.K. Associates c/o Kaufman Management Company, LLC and E&M Advertising, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, as filed with the Commission on April 17, 2006).

10.27
Joinder Agreement, dated as of February 9, 2006, executed by Impart Media Advertising, Inc. and our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, as filed with the Commission on April 17, 2006).

10.28	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form SB-2, as filed with the Commission on August 1, 2006).

10.29
Amendment No. 1 and Waiver to the Registration Rights Agreement between Impart Media Group, Inc. and Laurus Master Fund, Ltd., dated as of June 12, 2006 (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2, as filed with the Commission on August 1, 2006).

10.30
Amendment No. 2 and Waiver to the Registration Rights Agreement between Impart Media Group, Inc. and Laurus Master Fund, Ltd., dated as of July 17, 2006 (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form SB-2, as filed with the Commission on August 1, 2006).

10.31
Employment Agreement, dated as of September 1, 2006, between our company and Todd Weaver (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated September 6, 2006, as filed with the Commission on September 12, 2006).

10.32
Waiver and Amendment to Certificate of Designation of Series A Convertible Preferred Stock, Warrants and Registration Rights Agreement, dated March 23, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K, dated March 22, 2007, as filed with the Commission on March 28, 2007).

10.33	Form of Amended and Restated Series A Warrant (incorporated by reference to Exhibit 10.2 to our Form 8-K, dated March 22, 2007 as filed with the Commission on March 28, 2007).

14.1
Impart Media Group, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004, as filed with the Commission on April 15, 2005).

16.1
Letter regarding Change in Certifying Accountant, dated March 9, 2006, from L.L. Bradford & Company to the company (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated March 9, 2006, as filed with the Commission on March 9, 2006).

21.1	List of Subsidiaries.

Impart, Inc., a Washington corporation.
Impart Media Advertising, Inc., a Nevada corporation.

23.1	Consent of Peterson Sullivan PLLC.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________

* Filed herewith