Form 10QSB/A
period 2006-03-31
IMPART MEDIA GROUP INC
filed 2007-05-03
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB/A
Amendment No. 1

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

Explanatory Note Regarding Amendment

We are filing this amendment to our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006, to amend in its entirety our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 originally filed with the U.S. Securities and Exchange Commission on June 22, 2006, to correct the following items:

1.	Part I, Item 1: Financial Statements and Notes to Financial Statements; and
2.	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As reported in our Current Report on Form 8-K, dated March 22, 2007, our management determined that our unaudited financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 should be restated in order to correct amounts allocated to intangible assets, the related amortization expenses, and the accounting classification between goodwill and other intangible assets in connection with our purchase of substantially all of the assets of E&M Advertising, Inc. and its affiliated companies in February 2006. As a result of the errors, the balances of intangible assets and the balance of Additional Paid in Capital allocated to the purchase on the Consolidated Balance Sheets included in our Quarterly Report were overstated by approximately $600,000. Further, approximately $3.9 million of value previously allocated to customer lists, amortizable over five years, has been re-allocated to trade names and goodwill, which are subject to periodic reviews for impairment in value but are not amortized. As a result of this reclassification of intangible assets and goodwill, our net loss for the three months ended March 31, 2006 decreased by approximately $115,000 from the amounts originally reported.

Pursuant to Rule 1b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 presents new certifications pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act. Except as described above, no substantive change has been made to the Quarterly Report as originally filed. This Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED BALANCE SHEET (RESTATED *)
MARCH 31, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$1,440,543
Accounts receivable, net	2,135,247
Inventory	449,980
Prepaid expenses and other current assets	974,500
Total current assets	5,000,270

Fixed assets, net	1,490,548

Other Assets
Goodwill	2,359,418
Intangible assets, net	3,913,010
Deferred financing costs, net	2,355,780
Other Assets	339,265
Total other assets	8,967,473

Total assets	$15,458,291

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,998,662
Accrued liabilities	70,642
Customer deposits	755,221
Lines of credit	1,583,647
Note payable	100,000
Note payable - related parties	188,060
Capital lease obligation - current portion	20,873
Stock issuance payable	4,940,000
Other liabilities	204,000
Total current liabilities	9,861,105

Capital lease obligation - long term	109,663

Total liabilities	9,970,768

Commitments and contingencies

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 19,998,869 shares issued and outstanding	19,998
Additional paid-in capital	12,379,251
Accumulated deficit	(6,914,629)
Total stockholders' equity	5,487,523

Total liabilities and stockholders' deficit	$15,458,291

* See note 1.
See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED *)
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenues
Equipment sales	$524,635	$951,670
Managed subscription	153,100	--
Consulting and design services	105,863	78,612
Media Services	439,146	--

Total revenues	1,222,744	1,030,282

Cost of revenues	588,441	737,549

Gross profit	634,303	292,733

General and administrative expenses
Professional and consulting	606,553	32,423
Selling and marketing	70,198	39,996
Depreciation and amortization	223,081	5,624
Wages and salaries	1,344,880	281,911
Rent expense	88,464	53,562
Other general and administrative expenses	704,398	58,779

Total general and administrative expenses	3,037,574	472,295

Income (loss) from operations	(2,403,271)	(179,562)

Other income (expense)
Other income	8,489	13,690
Gain on retirement of notes payable	106,423	--
Interest income	5,563	--
Interest expense	(445,840)	(16,530)

Net loss	$(2,728,636)	$(182,402)

Net Loss - Common Stockholders:
Net Loss	$(2,728,636)	$(182,402)
Beneficial conversion feature of series A preferred stock	(933,873)	--
Accretion of dividends on series A preferred stock	(23,450)	--

Net loss - common stockholders	$(3,685,959)	$(182,402)

Basic earnings (loss) per common share	$(0.20)	$(0.04)

Basic and Diluted weighted average common shares outstanding	18,426,475	4,828,831

* See note 1.

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED *)
(UNAUDITED)

	For the three months Ended	For the three months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(2,728,636)	$(182,402)
Adjustments to reconcile net loss to net cash used by operating activities:
Issue common stock for non-cash consulting expense	1,000,000	--
Issue warrants for servicing	215,875	--
Non-cash compensation expense	355,637	--
Non-cash stock compensation expense	48,064	--
Non-cash interest expense	157,197	--
Gain on retirement of notes payable	(106,423)	--
Depreciation and amortization	223,081	2,153
Other	5,204	--

Changes in operating assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts receivable	(1,368,298)	409,074
Inventory	33,559	(21,839)
Prepaid expenses and other current assets	(563,155)	15,701
Other assets	47,884	13,430
Accounts payable	370,152	(211,593)
Accrued liabilities	361,832	(46,889)
Net cash used by operating activities	(1,948,027)	(22,365)

Cash flows from investing activities:
Cash paid out in acquisitions	(500,000)	--
Acquisition of E&M	(600,000)	--
Purchase of fixed assets	(166,367)	--
Proceeds from sale of assets	--	57,915
Net cash provided (used) by investing activities	(1,266,367)	57,915

Cash flows from financing activities:
Proceeds from sale of common stock	666,801	--
Proceeds from sale of Preferred stock and issuance of warrants	3,910,505	--
Issuance of common stock for exercise of warrants	20,000	--
Deferred financing costs and commitment fees	(428,000)	--
Net change in line of credit	888,217	110,494
Proceeds from notes payable	--	308,460
Principal payments on notes payable	(607,600)	--
Proceeds from notes payable - related parties	150,000	167,310
Principal payments on notes payable - related parties	--	(655,734)
Principal payments on capital lease obligations	(11,627)	--
Net cash provided (used) by financing activities	4,588,296	(69,470)

Net change in cash	1,373,902	(33,920)

Cash, beginning of period	66,641	62,345

Cash, end of period	$1,440,543	$28,425

Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$--	$--

Schedule of non-cash investing and financing activities:

Common stock issued for acquisition	$572,500	$--

Issuance of common stock for accrued compensation	$--	$268,346

* See note 1.

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

	Impart Transaction	iPoint Transaction	Total
Total consideration	7,656,250	468,750	8,125,000
Holdback shares	(2,709,135)	(165,865)	(2,875,000)
Total common stock issuance	4,947,115	302,885	5,250,000

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

In October 2003, a Certificate of Amendment to the Articles of Incorporation changed our company's name to Limelight Media Group, Inc. During February 2004, a Certificate of Amendment to the Articles of Incorporation increased the authorized shares of our common stock from 25,000,000 to 100,000,000. During January 2005, a Certificate of Amendment to the Articles of Incorporation increased the authorized shares of our common stock from 100,000,000 to 250,000,000. During December 2005, a Certificate of Amendment to the Articles of Incorporation effected a one-for-twenty reverse stock split and decreased the authorized shares of our common stock from 250,000,000 to 100,000,000. This amendment also changed our company’s name to "Impart Media Group, Inc." and created “blank check” preferred stock. The preferred stock may be divided into series with preferences, limitations and relative rights defined by the Board of Directors.

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

Restatement. Our management determined that our unaudited interim consolidated financial statements as of and for the three months ended March 31, 2006 should be restated in order to correct amounts allocated to intangible assets, the related amortization expenses, and the accounting classification between goodwill and other intangible assets in connection with our purchase of substantially all of the assets of E&M Advertising, Inc. and its affiliated companies in February 2006.

The Statement of Operations has been restated to reflect the following changes to the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	As amended	As previously filed	Change
	(in thousands)
Depreciation and amortization	(223)	(338)	115
Net loss	(2,729)	(2,844)	115

Loss per share	(0.20)	(0.21)	0.01

The Balance Sheet has been restated to reflect the following changes to the balances as of March 31, 2006:

	As of March 31, 2006
	As amended	As previously filed	Change
	(in thousands)
Goodwill	2,359	--	2,359
Intangible assets, net	3,913	6,749	(2,836)
Stock issuance payable	4,940	5,532	(592)

Accumulated deficit	6,915	7,030	(115)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $2,729,000 and $182,000 for the quarters ended March 31, 2006 and March 31, 2005, respectively. Our company’s current liabilities exceed its current assets by approximately $4,861,000 as of March 31, 2006. Our company’s net cash used from operating activities approximated $1,948,027 during the quarter ended March 31, 2006.

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

Intangibles

Intangible assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141. Infinite lived assets consist of goodwill and trade names, which are subject to impairment tests at least annually. Finite lived assets consist of  customer lists and contractual rights, which we amortize over a period of 5 and 2 years, respectively.

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

Note 2. Acquisitions

InTransit Media

On February 6, 2006, we purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in its digital advertising services business, including the right to manage the PATHVISION digital signage system owned by the Port Authority of New York and New Jersey. In consideration for the assets, we paid $500,000 in cash and delivered 146,762 shares of our common stock valued at $572,372 for a total of $1,072,372. The purchased assets consisted of the assets used in their digital advertising services business, including its exclusive right to provide digital advertising services to the Port Authority of New York and New Jersey for the Port Authority's PATHVISION broadcasting system and the equipment, computer servers and software used by them in the delivery of such services.

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

Proforma Statement of Operations (Unaudited)

	For the Quarter Ended March 31, 2006
	Actual	Adjustments *	Proforma
Revenues	$1,222,744	$9,000	$1,231,744
Operating loss	(2,403,271)	(43,220)	(2,446,491)
Net loss	(2,728,636)	(43,220)	(2,771,856)
Beneficial Conversion Feature of Series A Preferred	(933,873)	-	(933,873)
Accretion of Dividends on Series A Preferred Stock	(23,450)	-	(23,450)
Net loss - Common Stockholders	(3,685,959)	(43,220)	(3,729,179)
Loss per share - basic and diluted	$(0.20)		$(0.20)

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

E&M Advertising

In February, 2006, we purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively “E&M”), which were engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, we agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1,608,392 restricted shares of our common stock. The majority of these shares were issued during the second quarter 2006.

                In April 2006, we issued 1,468,532 of the 1,608,392 shares of our common stock in connection with the acquisition of E&M. The fair value of the all shares to be issued as determined based on the measurement date is approximately $4,716,000. The fair value of these shares was recorded as “Stock Issuance Payable” as of March 31, 2006. In connection with the issuance of these shares the “Stock Issuance Payable” balance has been decreased as reflected in Note 16, Subsequent Events.

The Company consolidated the operations of IMA as of the date of acquisition and has included IMA’s operations in the 2006 consolidated results from that date. The unaudited pro forma financial information presented below (in thousands) reflects the estimated effect of the E&M transaction as if it had occurred on January 1, 2006 and 2005, respectively.

	For the Quarter Ended March 31,
	2006	2005
Revenues	$1,408	$2,003
Operating loss	$(2,418)	$210
Net loss	$(2,804)	$(79)
Beneficial Conversion Feature of Series A Preferred	(934)	-
Accretion of Dividends on Series A Preferred Stock	(23)	-

Net loss - Common Stockholders	$(3,761)	$(79)

Loss per share - basic and diluted	$(0.20)	$(0.02)

Note 3. Inventory

Inventory totaling $449,980 consists of finished goods as of March 31, 2006.

Note 4. Fixed Assets

Fixed assets consist of the following as of March 31, 2006:

Computer and other equipment	$787,123
Furniture and fixtures	131,238
Software	977,199
Leasehold equipment	3,853
1,899,413
Less: accumulated depreciation	(408,865)
Fixed assets, net	$1,490,548

Note 5. Goodwill and Intangible assets

Goodwill arose from the acquisition of E&M discussed in Note 2. It is not subject to amortization, but is periodically reviewed for impairment in value.

Intangibles consist of the following as of March 31, 2006:

Customer List	1,443,582
Trade names	1,502,000
Contractual Rights	1,072,372
Other	24,000
4,041,954
Less: accumulated amortization	(128,944)
Intangibles, net	$3,913,010

Note 6. Due to/from Related Parties

Due to related parties totaling $188,060 as of March 31, 2006, consist of the following:

Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150,000
Unreimbursed expenses to various stockholders, unsecured, bearing interest	19,965
Unreimbursed expenses to various stockholders, unsecured, bearing interest at the rate of 8.5 % due June 2, 2006	15,794
Accrued interest on related party loans	2,301
Total due to related parties	$188,060

Due from related parties totaling $271,013 as of March 31, 2006, included in other assets consist of the following:

Related party receivable assumed as part of E&M Acquisition	$271,013

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

In connection with the Facility, we paid Laurus approximately $246,000, comprised of a facility management fee of $216,000 and reimbursement of $30,000 in due diligence and documentation expenses. The facility management fee is being amortized to interest expense over the three-year term of the loan. We also paid a cash fee of $180,000 and issued a warrant to purchase 231,000 shares of common stock to GunnAllen Financial, Inc. for investment banking services. The warrants were recorded at fair value totaling $442,000 using the Black-Scholes option-pricing model. These fees were recorded as deferred debt issue costs to be amortized to interest expense over the three-year term of the line of credit.

Warrant. We issued a common stock purchase warrant, entitling Laurus to purchase up to 750,000 shares of our common stock, par value $.001 per share at an exercise price of $.01 per share, subject to certain adjustments. We determined the fair value of the warrant to be $1.6 million as determined by using the Black-Scholes option-pricing model. This warrant was issued to secure this line of credit from Laurus. As such, we recorded the full value of the warrant as deferred debt issue costs upon entering the Facility agreement with Laurus. Debt issue costs are to be amortized to interest expense over the three-year term of the Facility.

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

Registration Rights Agreement. Pursuant to the terms of a Registration Rights Agreement between Laurus and the company (the “Registration Rights Agreement”), we are obligated to file a registration statement on Form SB-2 or S-3 to register the resale of the shares of Common Stock issuable (i) upon exercise of the Warrant and (ii) as a result of adjustments made to the Exercise Price pursuant to the Warrant. With respect to the registration statement required to be filed in connection with the exercise of the Warrant (the “Original Registration Statement”), we were initially required to file the Original Registration Statement on or prior to April 15, 2006. During the second quarter of 2006, we obtained a waiver from Laurus with respect to this requirement. Accordingly, the initial filing date of the Original Registration Statement is on or prior to July 15, 2006. We are also required to use our best efforts to have the Original Registration Statement declared effective by the SEC as promptly as possible after filing, but on or prior to November 13, 2006. In the event of clause (ii) set forth above, we are required to file such registration statement (the “Additional Registration Statement”) within thirty (30) days of (i) such event resulting in the adjustment of the Exercise Price or (ii) the actual date of the adjustment of the Exercise Price. Each such Additional Registration Statement shall be declared effective within thirty (30) days following the applicable filing date of such Additional Registration Statement. We are obligated to use our reasonable commercial efforts to maintain the effectiveness of the Original Registration Statement and any Additional Registration Statement until the earliest of the date on which (i) all shares registered thereunder have been sold or (ii) all shares registered thereunder may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k) of the Securities and Exchange Act of 1934 (the “Act”) (as determined by a our counsel pursuant to a written opinion letter.

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

Note 10. Stock Option Plans and Warrants

The Company adopted a 2005 Stock Option Plan. Options granted under the 2005 Stock Option Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	1,295,000	705,000.73
Grants	-	-	-
Cancelled	-	-	-
Balance, March 31, 2006	1,295,000	705,000	$0.73
Options exercisable as of March 31, 2006		234,998	$0.73

Options outstanding are summarized as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.70 - $0.77	630,000	234,998	$0.73	4.99

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

In April 2006, we issued 1,468,532 of the 1,608,392 shares of our common stock in connection with the acquisition of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. The fair value of all shares to be issued as determined based on the measurement date is approximately $4,716,000. The fair value of these shares was recorded as “Stock Issuance Payable” as of March 31, 2006.

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

General and Administrative Expenses. For the three months ended March 31, 2006, we incurred general and administrative expenses of $3,037,574 as compared to $472,295 for three months ended March 31, 2005, an increase of $2,565,279. This increase was primarily attributable to significant increases we incurred in wages and salaries expense, professional and consulting fees and other general and administrative expenses.

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

Net Income (Loss). For the reasons described above, we had a net loss of $3,685,959 for the three months ended March 31, 2006 as compared to a net loss of $182,402 for the three months ended March 31, 2005.

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

At March 31, 2006, we had liquid assets of $5 million, consisting of cash in the amount of $1.4 million, accounts receivable derived from operations in the amount of $2.1 million, prepaid expenses and other current assets of 1.0 million and inventory in the amount of $0.5 million. Long-term assets of $10.5 million consisted primarily of goodwill of $2.4 million, intangible assets of $3.9 million, deferred financing costs of $2.3 million and fixed assets, including computer servers, media players and video display equipment used in operations, of $1.5 million.

Current liabilities of $9.9 million at March 31, 2006 consisted primarily of $2.0 million of accounts payable, $1.5 million due under the Laurus Facility and $5.0 million of stock issuances payable, the majority of which was payable to E&M Advertising, Inc. or its designees as a result of our acquisition of the assets E&M Advertising, Inc. in the three months ended March 31, 2006.

Our working capital deficit was $4.9 million as of March 31, 2006 for the reasons described above.

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

Dated: April 20, 2007	IMPART MEDIA GROUP, INC.

	By:	/s/Joseph F. Martinez
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