Form 10QSB/A
period 2006-06-30
IMPART MEDIA GROUP INC
filed 2007-05-03
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB/A
(Amendment No. 2)

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

Explanatory Note Regarding Amendment

We are filing this amendment to our Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006 to amend in its entirety our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 originally filed with the U.S. Securities and Exchange Commission on August 21, 2006 and as amended on December 19, 2006, to correct the following items:

1.	Part I, Item 1: Financial Statements and Notes to Financial Statements; and
2.	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As reported in our Current Report on Form 8-K, dated March 22, 2007, our management determined that our unaudited financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 should be restated in order to correct amounts allocated to intangible assets, the related amortization expenses, and the accounting classification between goodwill and other intangible assets in connection with our purchase of substantially all of the assets of E&M Advertising, Inc. and its affiliated companies in February 2006. As a result of the errors, the balances of intangible assets and the balance of Additional Paid in Capital allocated to the purchase on the Consolidated Balance Sheets included in our Quarterly Report were overstated by approximately $600,000.  Further, approximately $3.9 million of value previously allocated to customer lists, amortizable over five years, has been re-allocated to trade names and goodwill, which are subject to periodic reviews for impairment in value but are not amortized.  As a result of this reclassification of intangible assets and goodwill, our net losses for the three and six months ended June 30, 2006 decreased by approximately $420,000 and $535,000, respectively, from the amounts originally reported.

Pursuant to Rule 1b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 presents new certifications pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act.  Except as described above, no substantive change has been made to the Quarterly Report as originally filed.  This Amendment No. 2 does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED BALANCE SHEET (RESTATED*)
June 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$406,459
Accounts receivable, net	4,630,344
Inventory	477,366
Prepaid expenses and other current assets	1,978,884
Total current assets	7,493,053

Fixed assets, net (Note 7)	1,437,639

Other Assets
Goodwill (Note 8)	2,359,418
Intangible assets, net (Note 8)	3,705,584
Deferred financing costs, net (Note 10)	2,183,446
Other Assets	64,013
Total other assets	8,312,461

Total assets	$17,243,153

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,195,828
Accrued liabilities	429,070
Customer deposits	85,534
Lines of credit (Note 10)	657,137
Note payable	100,000
Note payable - related parties (Note 9)	190,766
Capital lease obligation - current portion	21,330
Stock issuance payable (Note 5)	743,360
Other liabilities	203,215
Total current liabilities	9,626,240

Capital lease obligation - long term	92,328

Total liabilities	9,718,568

Commitments and contingencies (Notes 16,17)

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 21,828,299 shares issued and outstanding	21,834
Additional paid-in capital	17,255,586
Accumulated deficit	(9,755,738)
Total stockholders' equity	7,524,585

Total liabilities and stockholders' equity	$17,243,153

* (See Note 1)
See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED*)
June 30, 2006

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Revenues
Equipment sales	$634,553	$850,251	$1,159,189	$1,734,037
Managed subscription	108,031	-	261,130	-
Consulting and design services	100,565	166,715	206,428	173,291
Media Services	583,188	-	1,022,334	-

Total revenues	1,426,337	1,016,966	2,649,081	1,907,328

Cost of revenues	703,287	613,125	1,291,728	1,311,573

Gross profit	723,050	403,841	1,357,353	595,755

General and administrative expenses
Professional and consulting	966,184	27,341	1,572,736	59,257
Selling and marketing	266,175	31,213	336,372	69,632
Depreciation and amortization	321,521	7,389	544,602	13,013
Wages and salaries	1,027,151	229,225	2,372,031	434,506
Rent expense	109,718	53,652	198,183	107,213
Other general and administrative expenses	589,921	32,560	1,294,319	75,584

Total general and administrative expenses	3,280,670	381,380	6,318,243	759,205

Income (loss) from operations	(2,557,620)	22,461	(4,960,890)	(163,450)

Other income (expense)
Other income and expense, net	(14,052)	10,176	-	23,866
Gain on retirement of notes payable	-	-	106,423	-
Interest expense	(269,436)	(5,845)	(715,277)	(21,208)

Net Income (loss)	$(2,841,108)	$26,792	$(5,569,744)	$(160,792)

Net Income (Loss) - Common Stockholders:
Net Loss	$(2,841,108)	$26,792	$(5,569,744)	$(160,792)
Beneficial conversion feature of Series A preferred stock		--	(933,873)	--
Accretion of dividends on Series A preferred stock	(80,675)	--	(104,125)	--

Net earnings (loss) - available to common stockholders	$(2,921,783)	$26,792	$(6,607,742)	$(160,792)

Basic and diluted earnings (loss) per common share	$(0.13)	$0.01	$(0.33)	$(0.03)

Basic and Diluted weighted average common shares outstanding	21,750,103	4,828,831	20,097,470	4,828,831

* (See Note 1)

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED*)
June 30, 2006

	For the six months Ended June 30, 2006	For the six months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(5,569,744)	$(160,792)
Adjustments to reconcile net loss to net cash used by operating activities:
Issue common stock for non-cash consulting expense	1,000,000	--
Issue warrants for services	343,765	--
Non-cash compensation expense	355,637	--
Non-cash stock compensation expense	91,022	--
Non-cash interest expense	264,041	--
Gain on retirement of notes payable	(106,423)	--
Depreciation and amortization	537,602	13,013
Other	13,148	--
Changes in operating assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts receivable	(3,869,595)	421,940
Inventory	6,172	(25,632)
Prepaid expenses and other current assets	(1,457,703)	100
Other assets	440,527	--
Accounts payable	3,975,794	(362,810)
Accrued liabilities	1,975,520	(40,335)
Customer deposits		119,834
Net cash used by operating activities	(2,000,237)	(34,682)

Cash flows from investing activities:
Cash paid in acquisitions	(500,000)	--
Acquisition of E&M	(600,000)	--
Purchase of fixed assets	(222,303)	(190,436)
Cash acquired in reverse merger	--	1,968
Net cash used by investing activities	(1,322,303)	(188,468)

Cash flows from financing activities:
Proceeds from sale of common stock	681,501	--
Net proceeds from sale of Preferred stock and issuance of warrants	3,910,505	--
Issuance of common stock for exercise of warrants	22,750	--
Deferred financing costs and commitment fees	(428,000)	--
Net change in line of credit	(38,294)	11,494
Proceeds from notes payable	--	70,000
Net change in bank overdraft	--	95,531
Change in due to related parties	--	(10,250)
Principal payments on notes payable	(607,600)	--
Proceeds from notes payable - related parties	150,000	36,000
Principal payments on notes payable - related parties	--	(16,102)
Principal payments on capital lease obligations	(28,504)	--
Net cash provided by financing activities	3,662,358	186,673

Net change in cash	339,818	(36,477)

Cash, beginning of period	66,641	36,477

Cash, end of period	$406,459	$--
Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$138,335	$23,455

Schedule of non-cash investing and financing activities:

Common stock issued for acquisition	$572,500	$--

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

On February 28, 2006, we purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively, “E&M”), through a newly formed subsidiary, Impart Media Advertising, Inc. E&M was engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, we agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1.6 million restricted shares of our common stock. In April 2006, we issued 1.47 million of the 1.6 million restricted shares. The fair value of the shares issued at the measurement date was approximately $4.3 million.

Restatement. Our management determined that our unaudited interim consolidated statements of operations for the three and six months ended June 30, 2006 and the balance sheet as of June 30, 2006 should be restated in order to correct amounts allocated to intangible assets, the related amortization expenses, and the accounting classification between goodwill and other intangible assets in connection with our purchase of substantially all of the assets of E&M Advertising, Inc. and its affiliated companies in February 2006.

The Statement of Operations has been restated to reflect the following changes to the three months ended June 30, 2006:

	As amended	As previously filed	Change
	(in thousands)
Depreciation and amortization	$(322)	$(742)	$420
Interest expense	$(269)	(278)	9
Net loss	$(2,841)	$(3,270)	$429

Loss per share	$(0.13)	$(0.15)	$0.02

The Statement of Operations has been restated to reflect the following changes to the six months ended June 30, 2006:

	As amended	As previously filed	Change
	(in thousands)
Depreciation and amortization	$(545)	$(1,080)	$535
Net loss	$(5,570)	$(6,105)	$535

Loss per share	$(0.33)	$(0.36)	$0.03

The Balance Sheet has been restated to reflect the following changes to the balances as of June 30, 2006:

	As amended	As previously filed	Change
	(in thousands)
Goodwill	$2,359	$--	$2,359
Intangible assets, net	3,705	6,121	(2,416)
Stock issuance payable	743	794	(51)
Accumulated deficit	9,756	10,291	(535)
Additional paid-in capital	17,256	17,797	(541)

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

3. Liquidity: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $5.6 million and $161,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. Our current liabilities exceeded our current assets by approximately $2.1 million as of June 30, 2006. Our net cash used in operating activities approximated $2.0 million for the six months ended June 30, 2006.

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

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2006, our accumulated deficit was $9.8 million. Our net loss was $2.8 million for the three months ended June 30, 2006 and $5.6 million for the six month period ending June 30, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from product sales, accounts receivable based financings, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Intangibles. Intangible assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Infinite lived assets consist of goodwill and trade names, which are subject to impairment tests at least annually. Finite lived assets consist of customer lists and contractual rights, which we amortize over a period of 5 and 2 years, respectively.

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

Proforma Statement of Operations (Unaudited)

	For the Six Months Ended June 30, 2006
	Actual	Adjustments *	Proforma
Revenues	$2,649,081	$9,000	$2,658,081
Operating loss	(4,960,890)	(58,620)	(5,019,510)
Net loss	(5,569,744)	(58,620)	(5,628,364)
Beneficial Conversion Feature of Series A Preferred	(933,873)	-	(933,873)
Accretion of Dividends on Series A Preferred Stock	(104,125)	-	(104,125)
Net loss - Common Stockholders	(6,607,742)	(58,620)	(6,666,362)
Loss per share - basic and diluted	$(0.33)		$(0.33)

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

In April 2006, we issued 1,468,532 of the 1,608,392 shares of our common stock in connection with the acquisition of E&M. The fair value of the remaining shares, valued at approximately $410,000 was recorded as “Stock Issuance Payable” as of June 30, 2006.

The Company consolidated the operations of IMA as of the date of acquisition and has included IMA’s operations in the 2006 consolidated results from that date. The unaudited pro forma financial information presented below (in thousands) reflects the estimated effect of the E&M transaction as if it had occurred on January 1, 2006 and 2005, respectively.

	For the six months ended June 30,
	2006	2005
Revenues	$3,338	$4,193
Operating income (loss)	$(4,707)	$345
Net income (loss)	$(5,644)	$329
Beneficial Conversion Feature of Series A Preferred	(934)	-
Accretion of Dividends on Series A Preferred Stock	(23)	-

Net income (loss) - Common Stockholders	$(6,601)	$329

Income (loss) per share - basic and diluted	$(0.33)	$0.07

6. Inventory

Inventory totaling $477,000 consisted of finished goods as of June 30, 2006.

7. Fixed Assets

Fixed assets consisted of the following as of June 30, 2006:

Computer and other equipment	$837,123
Furniture and fixtures	137,174
Software	977,199
Leasehold equipment	3,853
Less: accumulated depreciation	(517,710)

Fixed assets, net	$1,437,639

8. Goodwill and Intangible assets

Goodwill arose from the acquisition of E&M discussed in Note 5. It is not subject to amortization, but is periodically reviewed for impairment in value.

Intangibles consist of the following as of June 30, 2006 in thousands:

Customer List	$1,444
Trade names	1,502
Contractual Rights	1,072
Other	24
4,042
Less: accumulated amortization	(336)
Intangibles, net	$3,706

9. Due to/from Related Parties

Due to Related Parties totaling $191,000 as of June 30, 2006, consisted of the following:

Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150,000

Unreimbursed expenses to various stockholders, unsecured, bearing interest	19,965

Accrued interest on related party loans	20,801

Total due to related parties	$190,766

Due from related parties totaling $256,000 as of June 30, 2006, included in prepaid expenses and other assets consisted of the following:

Related party receivable assumed as part of E&M Acquisition	$256,423

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

In April 2006, the Company issued 1.47 million of the 1.6 million shares of common stock in connection with the acquisition of E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. The fair value of the all shares to be issued as determined based on the measurement date is approximately $4.7 million. During the second quarter 2006, the Company issued 46,620 of the remaining common stock payable. In connection with the issuance of these shares, the “Stock Issuance Payable” balance has been decreased to $308,000 as of September 30, 2006.

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

During the third quarter 2006, we issued 46,620 additional shares pertaining to the E&M purchase in the first quarter of 2006. The fair value of these shares determined based on the measurement date was approximately $137,000. The fair value of these shares was recorded as “Stock Issuance Payable” as of June 30, 2006.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$1,426	$1,017	$409	40%
Cost of revenue	(703)	(613)	(90)	15%
General and administrative expenses (excluding depreciation and amortization)	(2,959)	(374)	(2,585)	(691)%
Interest expense	(269)	(6)	(263)	(4,383)%
Depreciation and amortization	(322)	(7)	(315)	(4,500)%
Net Income (loss)	(2,841)	27	(2,868)	(10,622)%

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

General and administrative expenses, excluding depreciation and amortization expenses, for the quarter ended June 30, 2006 increased by $2.6 million as compared with the three months ended June 30, 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees and other general and administrative expenses.

Wages and salary expense for the quarter ended June 30, 2006 was $1.027 million, an increase of $798,000 over the comparable period in 2005 and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the three months ended June 30, 2005, including our acquisitions of E&M Advertising, Inc., iPoint Networks, LLC and Media SideStreet Corporation.

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

Interest expense was $269,000 for the quarter ended June 30, 2006, an increase of $263,000 over the same period in 2005 primarily due to interest expense incurred in connection with the Laurus Facility.

Depreciation and amortization costs increased by $315,000 compared to the same quarter of 2005. This increase resulted primarily from acquisition activity.

Based on the above, we had a net loss of $2.8 million for the three months ended June 30, 2006 as compared to a net income of $27,000 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$2,649	$1,907	$742	39%
Cost of revenue	(1,291)	(1,311)	20	(2)%
General and administrative expenses (excluding depreciation and amortization)	(5,774)	(746)	(5,028)	(674)%
Interest expense	(715)	(21)	(694)	(3,304)%
Depreciation and amortization	(545)	(13)	(532)	(4,092)%
Net loss	(5,570)	(161)	(5,409)	(3,360)%

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

General and administrative expenses, excluding depreciation and amortization, for the six months ended June 30, 2006 increased by $5.0 million as compared with the six months ended June 30, 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees and other general and administrative expenses. Wages and salary expense for the six months ended June 30, 2006 was $2.4 million, an increase of $1.9 million over the comparable period last year and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the six months ended June 30, 2005, including our acquisitions of E&M Advertising, Inc., iPoint Networks, LLC and Media SideStreet Corp.

Interest expense was $715,000 for the six months ended June 30, 2006, representing an increase of $694,000 over the same period in 2005 primarily due to interest expense incurred in connection with the Laurus Facility and due to interest expense resulting from the issuance of common stock warrants in lieu of the payment of accrued interest on loans payable.

Depreciation and amortization costs increased by $532,000 compared to the same quarter of the prior year. This increase resulted primarily from acquisition activity.

Based on the above, we had a net loss of $5.6 million for the six months ended June 30, 2006 as compared to a net loss of $161,000 for the six months ended June 30, 2005.

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

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2006, our accumulated deficit was $9.8 million. Our net loss was $2.8 million for the quarter ended June 30, 2006 and $5.6 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. Our stockholders’ equity increased from a $2.8 million deficit as of December 31, 2005 to positive equity of $7.5 million as of June 30, 2006. We have limited capital resources, and operations to date have been funded with the proceeds from product sales, accounts receivable based financings, public and private equity and debt financings and income earned on investments. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

At June 30, 2006, we had liquid assets of $7.5 million consisting of cash in the amount of $406,000, accounts receivable derived from operations in the amount of $4.6 million, prepaid expenses and other current assets of $2.0 million and inventory in the amount of $477,000. Long-term assets of $9.8 million consisted primarily of goodwill of $ 2.4 million, intangible assets of $3.7 million deferred financing costs of $2.2 million and fixed assets, including computer servers, media players and video display equipment used in operations, of $1.4 million.

Current liabilities of $9.6 million at June 30, 2006 consisted primarily of $7.2 million of accounts payable, $657,000 due under the Laurus Facility and $743,000 of stock issuances payable.

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