Form 10QSB/A
period 2006-09-30
IMPART MEDIA GROUP INC
filed 2007-05-03
CIK 1104161

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

Explanatory Note Regarding Amendment

We are filing this amendment to our Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006 to amend in its entirety our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 originally filed with the U.S. Securities and Exchange Commission on November 21, 2006, to correct the following items:

1.	Part I, Item 1: Financial Statements and Notes to Financial Statements; and
2.	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As reported in our Current Report on Form 8-K, dated March 22, 2007, our management determined that our unaudited financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 should be restated in order to correct amounts allocated to intangible assets, the related amortization expenses, and the accounting classification between goodwill and other intangible assets in connection with our purchase of substantially all of the assets of E&M Advertising, Inc. and its affiliated companies in February 2006. As a result of the errors, the balances of intangible assets and the balance of Additional Paid in Capital allocated to the purchase on the Consolidated Balance Sheets included in our Quarterly Report were overstated by approximately $600,000.  Further, approximately $3.9 million of value previously allocated to customer lists, amortizable over five years, has been re-allocated to trade names and goodwill, which are subject to periodic reviews for impairment in value, but are not amortized. Also, in preparing the restatements to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, our management determined that Other General and Administrative Expenses for the 3 months ended September 30, 2006 were also overstated and required correction. As a result of this reclassification of intangible assets and goodwill and the adjustment to Other General and Administrative Expenses, our net losses for the three and nine months ended September 30, 2006 decreased by approximately $624,000 and $956,000, respectively, from the amounts originally reported.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED BALANCE SHEET (RESTATED*)
September 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$195,067
Accounts receivable, net	3,900,431
Inventory	920,899
Prepaid expenses and other current assets	1,591,221
Total current assets	6,607,618

Fixed assets, net (Note 7)	1,396,977

Other Assets
Goodwill (Note 8)	2,359,418
Intangible assets, net (Note 8)	2,773,669
Deferred financing costs, net (Note 10)	2,005,267
Other Assets	20,777
Total other assets	7,159,131

Total assets	$15,163,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$6,703,509
Accrued liabilities	330,572
Customer deposits	44,811
Lines of credit (Note 10)	1,340,300
Note payable - related parties (Note 9)	197,243
Capital lease obligation - current portion	19,907
Stock issuance payable (Note 5)	274,798
Other liabilities	203,216
Total current liabilities	9,114,356

Capital lease obligation - long term	112,245

Total liabilities	9,226,601

Commitments and contingencies (Note 16,17)

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 22,512,863 shares issued and outstanding	22,431
Additional paid-in capital	18,406,347
Accumulated deficit	(12,494,556)
Total stockholders' equity	5,937,125

Total liabilities and stockholders' equity	$15,163,726

* (See Note 1)
See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED*)
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
Revenues
Equipment sales	$806,619	$1,268,839	$1,965,808	$3,152,876
Managed subscription services	112,265	117,216	373,396	117,216
Consulting and design services	74,552	36,726	280,980	60,017
Media Services	660,852	-	1,683,186	-

Total revenues	1,654,288	1,422,781	4,303,370	3,330,109

Cost of revenues	755,421	984,457	2,047,149	2,296,031

Gross profit	898,867	438,324	2,256,221	1,034,078

General and administrative expenses
Professional and consulting	243,385	313,883	1,816,121	373,139
Selling and marketing	126,419	21,072	462,792	89,214
Depreciation and amortization	330,576	103,722	875,178	116,735
Impairment of intangible assets	724,489	-	724,489	-
Wages and salaries	1,173,860	306,475	3,545,892	740,981
Rent expense	114,082	53,899	312,265	161,113
Other general and administrative expenses	685,233	354,903	1,979,551	431,977

Total general and administrative expenses	3,398,044	1,153,954	9,716,288	1,913,159

Loss from operations	(2,499,177)	(715,630)	(7,460,067)	(879,081)

Other income (expense)
Other income and (expense), net	(121)	6,511	(121)	30,377
Gain on retirement of notes payable	-	-	106,423	-
Interest expense	(239,521)	(112,348)	(954,797)	(133,557)

Net Loss	$(2,738,819)	$(821,467)	$(8,308,562)	$(982,261)

Net Loss - Common Stockholders:
Net Loss	$(2,738,819)	$(821,467)	$(8,308,562)	$(982,261)
Beneficial conversion feature of Series A preferred stock		--	(933,873)	--
Accretion of dividends on Series A preferred stock	(78,750)	--	(182,875)	--

Net loss - available to common stockholders	$(2,817,569)	$(821,467)	$(9,425,310)	$(982,261)

Basic and diluted loss per common share	$(0.13)	$(0.17)	$(0.45)	$(0.20)

Basic and Diluted weighted average common sharesoutstanding	22,303,275	4,828,831	20,831,865	4,828,831

* (See Note 1)

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
(FORMERLY KNOWN AS LIMELIGHT MEDIA GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED*)
(UNAUDITED)

	For the nine months Ended September 30, 2006	For the nine months Ended September 30, 2005
Cash flows from operating activities:
Net loss	$(8,308,562)	$(982,261)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for non-cash consulting expense	1,790,191	--
Issuance of warrants for services	467,804	--
Non-cash compensation expense	355,637	--
Non-cash stock compensation expense	215,624	190,050
Non-cash interest expense	559,610	--
Gain on retirement of notes payable	(106,423)	--
Depreciation and amortization	875,178	116,735
Impairment of intangible assets	724,489
Other	8,056	--

Changes in operating assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts receivable	(3,288,874)	281,733
Inventory	(437,362)	11,716
Prepaid expenses and other current assets	(1,179,876)	2,600
Other assets	366,372	4,051
Accounts payable	4,170,397	(230,024)
Accrued liabilities	981,967	210,053
Customer deposits		61,819
Other liabilities		88,914
Net cash used by operating activities	(2,805,772)	(244,614)

Cash flows from investing activities:
Cash paid in acquisitions	(500,000)	--
Acquisition of E&M	(600,000)	--
Purchase of fixed assets	(298,566)	(217,937)
Cash acquired in reverse merger	--	1,968
Net cash used by investing activities	(1,398,566)	(215,969)

Cash flows from financing activities:
Proceeds from sale of common stock	766,801	--
Net proceeds from sale of Preferred stock and issuance of warrants	3,910,505	--
Issuance of common stock for exercise of warrants	22,750	--
Deferred financing costs and commitment fees	(428,000)	--
Net change in line of credit	551,347	103,653
Proceeds from notes payable	--	70,000
Principal payments on notes payable	(607,600)	(25,170)
Net change in bank overdraft	--	19,449
Proceeds from Sales-leaseback transaction	--	62,000
Change in due to related parties	--	133,174
Proceeds from notes payable - related parties	150,000	56,000
Proceeds from receivable related to issuance of common stock	--	5,000
Principal payments on capital lease obligations	(33,039)	--
Net cash provided by financing activities	4,332,764	424,106

Net change in cash	128,426	(36,477)

Cash, beginning of period	66,641	36,477

Cash, end of period	$195,067	$--

Supplementary cash flow information:
Cash payments for income taxes	$--	$--
Cash payments for interest	$138,335	$40,323

Schedule of non-cash investing and financing activities:

Common stock issued for acquisition	$572,500	$--

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

On February 28, 2006, the Company purchased substantially all of the assets E&M Advertising, Inc., E&M West/Camelot, Inc. and NextReflex, Inc. (collectively, “E&M”), through a newly formed subsidiary, Impart Media Advertising, Inc. E&M was engaged in the placement and marketing of direct response media. In consideration for the purchase of the assets, Impart Media Group agreed (i) to pay an aggregate of $800,000, of which $200,000 was paid on the closing date, $400,000 was paid in March 2006 and the remaining $200,000 is required to be paid on the first anniversary of the closing date and (ii) to issue an aggregate of 1.6 million restricted shares of Impart Media Group common stock. In April 2006 and July 2006 the Company issued 1.47 million and .047 million shares, respectively, of the 1.6 million restricted shares. The fair value of the shares issued was approximately $4.4 million.

 Restatement. Our management determined that our unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2006 and the balance sheet as of September 30, 2006 should be restated in order to correct amounts allocated to intangible assets, the related amortization expenses, and the accounting classification between goodwill and other intangible assets in connection with our purchase of substantially all of the assets of E&M Advertising, Inc. and its affiliated companies in February 2006. Our management has also determined that the statement of operations for the three months ended September 30, 2006 should be further restated to correct the reported amount of other general and administrative expenses.

The Statement of Operations has been restated to reflect the following changes to the three months ended September 30, 2006:

	As amended	As previously filed	Change
	(in thousands)
Depreciation and amortization	$(331)	$(751)	$(420)
Other general and administrative expenses	$685	$889	$(204)
Net loss	$(2,739)	$(3,363)	$(624)

Loss per share	$(0.13)	$(0.15)	$0.02

The Statement of Operations has been restated to reflect the following changes to the nine months ended September 30, 2006:

	As amended	As previously filed	Change
	(in thousands)
Depreciation and amortization	$(875)	$(1,831)	$956
Net loss	$(8,308)	$(9,264)	$956

Loss per share	$(0.45)	$(0.50)	$0.05

The Balance Sheet has been restated to reflect the following changes to the balances as of September 30, 2006:

	As amended	As previously filed	Change
	(in thousands)
Goodwill	$2,359	$--	$2,359
Intangible assets, net	2,774	4,769	(1,995)
Stock issuance payable	275	308	(33)
Accumulated deficit	12,495	13,450	(955)
Additional paid-in capital	18,406	18,964	(558)

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

3. Liquidity: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $8.3 million and $982,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Current liabilities exceed current assets by approximately $2.5 million as of September 30, 2006. Net cash used in operating activities approximated $2.8 million for the nine months ended September 30, 2006.

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

As of September 30, 2006, the accumulated deficit was $12.5 million. The net loss was $2.7 million for the quarter ended September 30, 2006 and $8.3 million for the nine month period ending September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Intangibles. Intangible assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Infinite lived assets consist of goodwill and trade names which are subject to impairment tests at least annually. Finite lived assets consist of customer lists and contractual rights, which the Company amortizes over a period of 5 and 2 years, respectively.

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

In April 2006 and July 2006 the Company issued 1.47 million and .047 million shares, respectively, of the 1.6 million restricted shares. The fair value of the shares issued was approximately $4.4 million. The fair value of the remaining shares, valued at approximately $274,000 was recorded as “Stock Issuance Payable” as of September 30, 2006.

The Company consolidated the operations of IMA as of the date of acquisition and has included IMA’s operations in the 2006 consolidated results from that date. The unaudited pro forma financial information presented below (in thousands) reflects the estimated effect of the E&M transaction as if it had occurred on January 1, 2006 and 2005, respectively.

	For the nine months ended September 30,
	2006	2005
Revenues	$4,993	$6,910
Operating income (loss)	$(7,205)	$(627)
Net income (loss)	$(8,180)	$(420)
Beneficial Conversion Feature of Series A Preferred	(934)	-
Accretion of Dividends on Series A Preferred Stock	(23)	-

Net income (loss) - Common Stockholders	$(9,137)	$(420)

Income (loss) per share - basic and diluted	$(0.41)	$(0.09)

Pro forma Statement of Operations (Unaudited)

	For the Nine Months Ended September 30, 2006
	Actual	Adjustments *	Proforma
Revenues	$4,303,370	$689,247	$4,992,617
Operating loss	(7,460,067)	(49,708)	(7,509,775)
Net loss	(8,308,562)	(378,622)	(8,687,184)
Beneficial Conversion Feature of Series A Preferred	(933,873)		(933,873)
Accretion of Dividends on Series A Preferred Stock	(182,875)		(182,875)
Net loss - Common Stockholders	(9,425,310)	(378,622)	(9,803,932)
Loss per share - basic and diluted	$(0.45)		$(0.47)

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

Intangibles consist of the following as of September 30, 2006 in thousands:

Customer List	$1,444
Trade names	1,502
Other	24
2,970
Less: accumulated amortization	(196)
Intangibles, net	$2,774

9. Note Payable - Related Parties

Due to Related Parties totaling $197,000 as of September 30, 2006, consist of the following:

Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150,000

Accrued expenses to various stockholders, unsecured, bearing interest	21,962

Accrued interest on related party loans	25,281

Total due to related parties	$197,243

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$1,654	$1,423	$231	16%
Cost of revenue	(755)	(984)	229	23%
General and administrative expenses (excluding depreciation and amortization)	(3,067)	(1,050)	(2,017)	(192)%
Interest expense	(240)	(112)	(128)	(114)%
Depreciation and amortization	(331)	(104)	(227)	(218)%
Other income and (expenses)	0	6	(6)	(100)%
Net loss	(2,739)	(821)	(1,918)	(234)%

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

General and Administrative Expenses. General and administrative expenses, excluding depreciation and amortization, for the quarter ended September 30, 2006 increased by $2.0 million as compared with the quarter ended September 30, 2005, from $1.1 million to $3.1 million. This increase was primarily due to the significant increase in compensation expenses, professional and consulting fees, the impairments to intangible assets acquired in the transaction with InTransit and other general and administrative expenses resulting from the doubling of personnel now employed by our company as a result of the acquisition of E&M.

Other general and administrative expenses were $685,000 during the three months ended September 30, 2006, an increase of $330,000 over the same period in 2005 and was primarily due to increased investor relations expenses and additional ongoing administrative expenses resulting from the acquisition of E&M.

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

Other Expenses. Interest expense was $240,000 for the quarter ended September 30, 2006, an increase of $128,000 over the same period last year primarily due to interest expense incurred in connection with the line of credit from Laurus.

Depreciation and amortization costs increased by $227,000 compared to the same quarter of 2005. This increase resulted mainly from the acquisitions of E&M, iPoint and InTransit.

Based on the above, we had a net loss of $2.7 million for the three months ended September 30, 2006 as compared to a net loss of $821,000 for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues.

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(in thousands)
Revenue	$4,303	$3,330	$973	29%
Cost of revenue	(2,047)	(2,296)	249	11%
General and administrative expenses (excluding depreciation and amortization)	(8,840)	(1,795)	(7,045)	(392)%
Interest expense	(955)	(134)	(821)	(612)%
Depreciation and amortization	(875)	(117)	(758)	(648)%
Other income and (expenses)	106	30	76	253%
Net loss	(8,309)	(982)	(7,327)	(746)%

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

General and Administrative Expenses. General and administrative expenses excluding depreciation and amortization for the nine months ended September 30, 2006 increased by $7.0 million as compared with the nine months ended September 30, 2005 primarily due to the significant increase in compensation expenses, professional and consulting fees and other general and administrative expenses. Wages and salary expense for the nine months ended September 30, 2006 was $3.5 million, an increase of $2.8 million over the comparable period last year and was primarily due to the addition of executive, sales and administrative personnel resulting from acquisitions since the nine months ended September 30, 2005, including our acquisitions of E&M, iPoint and Media SideStreet.

Other Expenses. Interest expense was $955,000 for the nine months ended September 30, 2006, an increase of $821,000 over the same period last year primarily due to interest expense incurred in connection with the Laurus Facility and due to interest expense resulting from the issuance of common stock warrants in lieu of the payment of accrued interest on loans payable.

Depreciation and amortization costs increased by $758,000 compared to the same quarter of 2005. This increase resulted mainly from our acquisitions of E&M, iPoint and InTransit.

Based on the above, we had a net loss of $8.3 million for the nine months ended September 30, 2006 as compared to a net loss of $982,000 for the nine months ended September 30, 2005.

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

As of September 30, 2006, our accumulated deficit was $12.5 million. Our net loss was $2.7 million for the quarter ended September 30, 2006 and $8.3 million for the nine-month period ending September 30, 2006. Additionally, we anticipate that we will incur significant losses from operations through the end of 2007. However, many of the expense items that will generate these losses are non-cash charges such as non-cash interest, depreciation and amortization. Accordingly, if we meet our sales forecast for 2007, we anticipate that we will generate positive earnings before interest, taxes, depreciation, and amortization (EBITDA) during the first six months of 2007.

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

At September 30, 2006, we had liquid assets of $6.6 million consisting of cash in the amount of $0.2 million, accounts receivable derived from operations in the amount of $3.9 million, prepaid expenses and other current assets of $1.6 million and inventory in the amount of $0.9 million. Long-term assets of $6.8 million consisted primarily of goodwill of $2.4 million,  intangible assets of $2.8 million, deferred financing costs of $2.0 million and fixed assets of $1.4 million, including computer servers, media players and video display equipment used in operations.

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