Form 10QSB
period 2007-03-31
IMPART MEDIA GROUP INC
filed 2007-05-15
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2007
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

As of May 08, 2007, 23,959,248 shares of our common stock, $0.001 par value per share, and 2,903,229 shares of our Series A preferred stock, $0.001 par value per share, which shares of Series A preferred stock, were, at May 08, 2007, convertible into an aggregate of 4,500,005 shares of our common stock, were outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol “IMMG”.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

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

IMPART MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2007

ASSETS

Current assets
Cash	$398,624
Restricted cash	212,899
Accounts receivable, net	7,554,647
Inventory	509,161
Prepaid expenses and other current assets	282,916
Total current assets	8,958,247

Fixed assets, net	1,256,785

Other Assets
Goodwill	2,359,418
Intangible assets, net	2,578,286
Deferred financing costs, net	1,629,206
Other assets	265,246
Total other assets	6,832,156

Total assets	$17,047,188

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$10,459,571
Accrued liabilities	535,270
Customer deposits	1,897
Lines of credit	2,115,003
Note payable - related parties - current portion	78,008
Capital lease obligation - current portion	46,606
Amounts payable to former E&M owners	200,000
Other liabilities	61,979
Total current liabilities	13,498,334

Notes payable - related parties - long-term portion	150,000
Capital lease obligation - long-term portion	62,959
212,959

Total liabilities	13,711,293

Commitments and contingencies

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 23,007,269 shares issued and outstanding	23,007
Additional paid-in capital	19,535,417
Accumulated deficit	(16,225,432)
Total stockholders' equity	3,325,895

Total liabilities and stockholders' equity	$17,047,188

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Revenues
Equipment sales	$774,732	$524,635
Managed subscriptions	97,187	153,100
Consulting and design services	42,772	105,863
Media services	1,264,542	439,146

Total revenues	2,179,233	1,222,744

Cost of revenues	867,139	588,441

Gross profit	1,312,094	634,303

Other operating expenses
Wages and salaries	1,342,430	1,344,880
Selling and marketing	98,233	70,198
General and administrative expenses	1,381,424	1,399,415
Depreciation and amortization	190,488	223,081

Total other operating expenses	3,012,575	3,037,574

Loss from operations	(1,700,481)	(2,403,271)

Other income (expense)
Other income and expense, net	--	14,052
Gain on extinguishment of notes payable	--	106,423
Interest expense	(241,831)	(445,840)

Net Loss	$(1,942,312)	$(2,728,636)

Net Loss - Common Stockholders:
Net Loss	$(1,942,312)	$(2,728,636)
Beneficial conversion feature of Series A preferred stock	--	(933,873)
Accretion of dividends on Series A preferred stock	(25,375)	(23,450)

Net loss - available to common stockholders	$(1,967,687)	$(3,685,959)

Basic and diluted loss per common share	$(0.09)	$(0.20)

Basic and diluted weighted average commmon shares outstanding	22,630,263	18,426,475

See Notes to Consolidated Financial Statements

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,942,312)	$(2,728,636)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash wages and salaries expense:
Incentive stock options granted to employees	359,004	48,064
Common stock issued to senior executives for services	--	355,637
Non-cash general and administrative expense:
Amortization of prepaid consulting expense	319,938	--
Common Stock issued for non-cash consulting services	--	1,000,000
Non-cash interest expense:
Warrants issued to bridge lenders	--	206,186
Common stock issued to senior executives upon conversion of notes payable	--	39,628
Amortization of deferred financing costs on line of credit:
Warrants	158,288	97,230
Other deferred financing costs	33,112	20,339
Other non-cash interest expense	13,162	9,689
Gain on retirement of notes payable	--	(106,423)
Bad debt expense	1,233	--
Depreciation and amortization	190,488	223,081
Other adjustments	--	5,204
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions:
Accounts receivable	(2,264,717)	(1,368,298)
Inventory	(29,463)	33,559
Prepaid expenses and other current assets	338,207	(563,155)
Other assets	(110,074)	47,884
Accounts payable	2,043,083	370,152
Accrued liabilities	(31,094)	361,832
Customer deposits	(21,078)	--
Net cash used by operating activities	(942,223)	(1,948,027)

Cash flows from investing activities:
Purchase of fixed assets	(12,180)	(166,367)
Purchase of Intransit assets	--	(500,000)
Acquisition of E&M	--	(600,000)
Net cash used by investing activities	(12,180)	(1,266,367)

Cash flows from financing activities:
Proceeds from sale of common stock	--	666,801
Net proceeds from sale of convertible preferred stock and issuance of warrants	--	3,910,505
Issuance of common stock for exercise of warrants	--	20,000
Net borrowings on lines of credit	1,100,773	888,217
Principal payments on notes payable	--	(457,600)
Deferred financing costs and commitment fees	--	(428,000)
Principal payments on capital lease obligations	(11,351)	(11,627)
Net cash provided by financing activities	1,089,422	4,588,296

Net change in cash	135,019	1,373,902

Cash, beginning of period	263,605	66,641

Cash, end of period	$398,624	$1,440,543

Supplemental cash flow information
Income taxes paid	$--	$--
Interest Expense:
Interest Paid	$37,269	$72,768
Non-cash Interest:
Amortization deferred financing costs	191,400	117,569
Warrants issued to bridge and other lenders	--	206,186
Common stock issued to senior executives upon conversion of notes payable	--	39,628
Other non-cash interest expense	13,162	9,689
Total Interest Expense	$241,831	$445,840
Noncash investing and financing activities
Conversion of related party and other debt:
Issuance of common stock to repay debt, interest and wages and salaries expense	$--	$2,270,848
Gain on extinguishment of debt	--	106,423
Interest expense/accrued interest	--	(39,628)
Compensation expense due to related parties	--	(355,637)
Retirement of debt	--	(1,982,006)
Net cash effect from conversion of related party debt	$--	$--
InTransit asset purchase:
Intangible assets acquired	$--	$(1,072,372)
Common stock issued	--	572,372
Net cash paid in asset purchase	$--	$(500,000)
E&M Acquisition:
Current assets acquired	$--	$(324,892)
Fixed assets acquired	--	(147,000)
Intangible assets acquired	--	(2,969,582)
Other long term assets acquired	--	(44,750)
Current liabilities assumed	--	328,970
Goodwill from acquisition	--	(2,359,418)
Common stock issued	--	4,441,874
Note payable issued	--	200,000
Stock issuance payable	--	274,798
Net cash paid in acquisition	$--	$(600,000)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and History

Description of Business. Impart Media Group, Inc. (the “Company”), headquartered in Seattle, Washington U.S.A., provides digital signage and information networks in the business-to-consumer media sector. The Company’s digital signage and interactive kiosk solutions consist of flat panel monitors, media players/servers, audio-video accessory components, enclosures/mounts/fixtures, web services, and software. The Company also provides consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through its authorized distributors). As a result of the Company’s acquisition of E&M Advertising, Inc. and its affiliates (E&M) in February 2006, the Company also provides offline and online direct response advertising capabilities.

Note 2. Going Concern

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the financial statements, the Company has sustained substantial losses and has relied primarily on sales of securities and proceeds from borrowings for operating capital, which raise substantial doubt about its ability to continue as a going concern.

The Company anticipates that its existing capital resources, including amounts available under its revolving credit facility, will enable it to continue operations through March 31, 2008, assuming the Company meets its sales projections for such period. If the Company materially fails to meet such sales projections and does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any financing agreements. There can be no assurance that financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2007 has been derived from the unaudited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007.

In February 2006, the Company completed its acquisition of E&M. E&M’s results of operations and cash flows are included in the Company's Condensed Consolidated Statements of Operations and Cash Flows from this date.

Certain prior period balances in the Consolidated Statement of Operations for the three months ended March 31, 2006, have been reclassified to conform to current period presentation by combining Professional and consulting, Rent expense, and Other general and administrative expenses and reporting these expenses together as General and administrative expenses. Certain prior period balances in the Net cash used by operating activities section of the Consolidated Statements of Cash Flows were also reclassified. Total balance in Net cash used by operating activities remains unchanged.

Note 4. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 12, 2007. Updated disclosures regarding such policies are set forth below.

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

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the periods ended March 31,

	2007	2006
Basic and diluted weighted average common stock shares outstanding	22,630,263	18,426,475
Potentially dilutive securities excluded from loss per share computations:
Convertible Preferred Stock	4,500,005	2,903,229
Common stock options	3,892,500	1,295,000
Common stock purchase warrants	4,913,113	5,235,694

Revenue Recognition. The Company recognizes revenue when it has persuasive evidence of an arrangements, the product has been shipped or the services have been provided to the customer, title and risk of loss for products has passed to the customer, the sale price is fixed and determinable, no significant unfulfilled Company obligations exist, and collectibility is reasonable assured.

Revenue from equipment sales is generally recognized when products are shipped and/or the revenue is fully earned and ownership had passed to the customer. Revenue from management subscriptions is recorded in the month the service is provided. Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method. There were no significant contracts in process at March 31, 2007.

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

The gross and net billing amounts included in operating revenues for the periods ended March 31, 2007 and 2006 are follows:

Consolidated gross revenues	$10,411,221	$2,220,775
Direct cost of sales	(8,231,988)	(998,031)
Consolidated net revenues	$2,179,233	$1,222,744

Note 5. Lines of Credit

On January 27, 2006, the Company entered into an agreement with Laurus Master Fund, Ltd. (“Laurus”) pursuant to which Laurus agreed to provide the Company with a revolving credit facility of up to $6 million (the “Facility”). The term of the Facility is three years and borrowings accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (11.25% at March 31, 2007). The maximum principal amount of all borrowings under the Facility cannot exceed ninety percent (90%) of the Company’s eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate.

Note 6. Series A Preferred Stock

During March 2006, the Company sold 2,903,229 shares of Series A Preferred Stock at a price of $1.55 per share for total gross proceeds of $4.5 million. Further, the purchasers of the Series A Preferred Stock received three-year warrants to purchase 2,903,229 shares of common stock at $2.25 per share. The Company registered the shares of common stock underlying the Series A Preferred Stock and warrants in a Form SB-2 which was declared effective by the Securities and Exchange Commission on September 1, 2006. On December 13, 2006, issued a stop order for sales pursuant to the registration statement in order to allow the Company to restate certain financial statements. As a result, the Series A Preferred Stock was determined to be subject to mandatory redemption. In addition, the holders of the Series A Preferred Stock became entitled to certain liquidated damages.

Effective March 23, 2007, the holders of the Series A Preferred Stock granted certain waivers to the Company in consideration for a decrease in the conversion price of the Series A Preferred Stock from $1.55 to $1.00 and a reduction in the warrant exercise price from $2.25 to $0.01. This waiver also extended the time period the Company has in order to file a post effective amendment to the registration statement.

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

As a result of the reduction in the conversion price, the holders of the Series A Preferred Stock can convert the preferred shares into an additional 1,596,775 shares. The value related to the reduction in the conversion price was determined to be $974,033 and was recorded as of December 31, 2006.

The value of the reduction of the exercise price of the warrants was determined to be $934,856. This incremental value is measured as the difference between (a) the fair value of the modified warrant and (b) the value of the old warrant immediately before the terms were modified, determined based on the remaining expected life of the warrant and was recorded as of December 31, 2006.

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

The Series A Preferred Stock provides that dividends are cumulatively payable at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. Dividends on the Series A Preferred Stock are payable in either cash or shares of common stock at the Company’s discretion, provided that the Company has an effective registration statement providing for the resale of the shares of its common stock that would be paid as a dividend. The amount of dividends payable on July 1, 2007 is $104,125.

Note 7. Share-Based Payments

The Company made share-based payments in the form of:

•	Incentive stock options (“options”) under its 2006 Equity Incentive Plan (“the Plan”), to employees, directors, and others;
•	Issuances of common stock to others.

Incentive Stock Options

During the first quarter 2007, the Company granted 2,182,500 options under the Plan at an exercise price of $0.40 per common share. The total fair value of the options as of the grant date was $814,000 of which $197,299 was expensed as General and Administrative Expenses in the three months ended March 31, 2007.

The fair value for options granted during the three months ended March 31, 2007 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

2007
Expected life in years	5.0
Volatility	140%
Interest rate	4.8%
Yield rate	0%

There were no options granted in the three months ended March 31, 2006.

Issuances of Common Stock

During the first quarter 2007, the Company issued 127,000 shares of common stock pursuant to two consulting agreements. The shares had a fair value of $196,850 and were recorded as prepaid expenses, of which $98,425 was recognized as non-cash general and administrative expenses in the three month period ended March 31, 2007.

Note 8. Common Stock

During March 2007, the Company issued 317,618 shares of common stock upon the cashless exercise of 322,581 $0.01 warrants held by certain holders of Series A Preferred Stock.

Note 9. Commitments and Contingencies

In March 2007, the Company received notice of a possible lawsuit against it by a former employee and consultant to the Company alleging breach of contract and wrongful termination, among other claims. In May, the Company settled with claimant in the amount of $45,000 which has been recorded as General and Administrative Expenses in the three month period ended March 31, 2007.

In February 2006, the Company was assigned an agreement (the “PATH Contract”), dated as of December 2, 2002, between Black Experience, Inc., BX Media Group, Inc. and Port-Authority Trans-Hudson Corporation (“PATH”), as amended, pursuant to which the Company obtained the rights to provide PATH with certain advertising and marketing services in connection with its PATHVision system. Effective February 2007, the Company and PATH mutually agreed to terminate the PATH Contract.

Note 10. Subsequent Events

During April 2007, the Company issued 951,879 shares of common stock upon the cashless exercise of 967,743 warrants held by certain holders of Series A Preferred Stock. The exercise price of the warrants was $0.01 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as statements made from time to time by our representatives, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding planned or expected contracts that we may enter into with regard to our proprietary hardware, including without limitation, our Impart IQ product line; advertising contracts originated by our wholly-owned subsidiary, Impart Media Advertising, Inc.; the potential market size for our products; advantages of our products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-KSB for the year ending December 31, 2006 under the caption “Management’s Discussion and Analysis or Plan of Operation” and the other factors discussed in connection with any forward-looking statements.

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

We grant options to purchase our common stock to our employees and directors under our 2006 Equity Incentive Plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) through the three months ended March 31, 2007 and 2006 was $359,004 and $48,064, respectively. At March 31, 2007, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $1.2 million.

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

Revenue Recognition - Revenue from design and installation contracts is recognized using the completed-contract method under which the amount of revenue recognized is the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours or cost to complete the project could significantly change the amount of revenue recognized. There were no significant contracts in process during the three months ended March 31, 2007.

In addition, after consultation with our auditors, we account for revenue attributable to contracts acquired in conjunction with our acquisition of E&M on a net basis, as opposed to gross basis. Historically, over a twenty year period, E&M’s management had recorded revenue on a gross basis, but to insure compliance with GAAP and upon other accounting considerations, we have elected to utilize the net revenue recognition calculations. This method of net revenue recognition will have no effect on net income or loss. Although we recorded revenues on a net basis, we do record accounts receivable invoices and vendor payables at gross because these are legitimate receivables and payables in those amounts.

The gross and net billing amounts included in operating revenues for the periods ended March 31, 2007 and 2006 are follows:

	2007	2006
Consolidated gross revenues	$10,411,221	$2,220,775
Direct cost of sales	(8,231,988)	(998,031)
Consolidated net revenues	$2,179,233	$1,222,744

Liquidity and Capital Resources

We have limited capital resources. At March 31, 2007, total unrestricted cash was approximately $400,000. In the three months ended March 31, 2007, we funded operations with the proceeds from sales and services, borrowings on our $6 million accounts receivable-based credit facility from Laurus (the “Laurus Facility”). At March 31, 2006, the balance was $2.1 million which was near the capacity for the facility based upon the Company’s balances in accounts receivable at that date.

We anticipate that our existing capital resources, including amounts available under the Laurus Facility, will enable us to continue operations through March 31, 2008, assuming we meet our sales projections for the year. If we materially fail to meet such sales projections and we do not raise additional capital, then we may be forced to severely curtail or cease operations by March 31, 2008. Consequently, we are actively working with investment banks and institutional investors, and strategic investors to obtain additional capital through various financing options; however, we do not have any financing agreements. There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

As of March 31, 2007, our accumulated deficit was $16.2 million. Our net loss for the three months ended March 31, 2007 was $1.9 million. Additionally, we anticipate that we will incur significant losses from operations through the end of 2007. However, many of the expense items that generated these losses are non-cash charges such as non-cash interest, depreciation and amortization. Accordingly, if we meet our sales forecast for 2007, we anticipate that we will generate positive earnings before interest, taxes, depreciation, and amortization (EBITDA) during the last three months of 2007.

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

Results of Operations

Three Months Ended March 31,

	2007	2006	Change	%Change
	(in thousands)
Revenue	$2,179	$1,223	$956	78%
Cost of Revenue	867	588	279	47%
General and administrative expenses	3,013	3,037	(25)	(1%)
Interest expense	242	446	(204)	(46%)
Other income and (expenses)	0	120	(120)	-
Net Loss	1,942	2,729	(786)	(29%)

Revenue. Revenue increased by $956,000, or 78%, from $1,223,000 to $2,179,000 for the three months ended March 31, 2007 and 2006, respectively. Of that the first quarter revenue, approximately $825,000 came from the media services revenue generated by our E&M division whose assets we acquired in February 2006. In addition we had an increase in equipment sales of $250,000 offset by a $119,000 decrease in managed subscription services and consulting design services related to legacy products that we discontinued.

We derive our revenues from (i) equipment sales (e.g. sales of digital signage displays, Impart IQ media players and servers, audio-video-data accessories, touch screens and enclosures), (ii) managed subscription revenues (e.g. monthly recurring fees for contracted digital signage serviced network sites, content management, status monitoring, Impart IQ Streams infotainment web service, and web/server data hosting), (iii) consulting and design services (e.g. fees for creative production, project consulting, installation, and onsite servicing) and (iv)  media services (e.g. media sales and direct response).

Equipment Sales. During the three months ended March 31, 2007, equipment sales increased by 48% as compared to equipment sales during the three months ended March 31, 2006. We attribute this increase primarily to the product release and sales of the IQ miniZ product line. We expect overall equipment sales to increase each succeeding quarter in 2007 and to represent a larger percentage of our total revenues due to anticipated growth of the digital signage industry, generally, and customer awareness of digital signage capabilities and advantages.

Managed Subscription.  During the three months ended March 31, 2007, managed subscription fees decreased by 36% as compared to managed subscription fees during the three months ended March 31, 2006. We attribute this decrease primarily to the natural, end-of-life attrition of legacy eyeFRAMES platform dial-up networks at the end of 2006. We anticipate that the overall subscription revenue category will remain flat this year.

Consulting and Design Services.  During the three months ended March 31, 2007, consulting and design services fees decreased by 60% as compared to consulting and design services fees during the three months ended March 31, 2006. We attribute this decrease primarily to low activity of billable consulting and an increase of client-managed, digital signage network deployments utilizing the IQ platform. Client-managed IQ deployments typically can enable client in-house creative production, instead of outsourcing their creative production needs to Impart. Consequently, creative production design services revenues were adversely impacted, when compared to a year ago. We do anticipate an increase of consultation revenues, later this year, as High IQ enterprise consultation services sales strategies are implemented.

Media Services. During the three months ended March 31, 2007, revenues from media and direct response services increased by 188% as compared to media services revenues during the three months ended March 31, 2006. We attribute this increase primarily to the fact that we commenced our media services division in February 2006 and, thus, revenues for the period ended March 31, 2006 did not include revenues for the fully quarterly period.  We believe the revenue generation potential in the direct response business unit category is extremely market healthy and tracking with revenue consistency for future reporting quarters in 2007.  Media and direct response services represented 58% of total revenues this quarter. We anticipate that revenues from media and direct response services will represent a smaller percentage of our overall revenues for the remaining three quarters of 2007 as a result of increased equipment sales of our new Concierge, IQ mini, and IQ interactive systems.

Cost of Revenues. Cost of revenues from our Impart Media Group division increased by $279,000 from 2006 mainly due to the increase in equipment sales and due to the increased cost of sales for media services not considered to be brokered media sales. Cost of revenues primarily consists of amounts we pay for hardware (i.e., video displays, media players and servers) that we integrate and install for our customers. Our direct response advertising division’s cost of revenues were relatively low as a percentage of sales due to the manner in which we recognize revenue where most sales are recorded at the net amount billed, rather than gross, on revenues earned from a fee or commission.

Other Operating Expenses. General and administrative expenses for the three months ended March 31, 2007 decreased minimally from the same period in 2006 to $1.4 million. Within general and administrative expenses, professional and consulting expenses declined by $346,000 mainly due to reduced legal and consulting expenses in conjunction with certain acquisition and financing activities in 2006. Also, expenses for legal settlement fees decreased by $223,000 since there were no similar legal settlements in 2007. These decreases were offset by an increase to investor relations expenses of $172,000 and an increase in share based compensation expenses of $311,000.

Wages and salaries decreased minimally in 2007 to $1.3 million with 2006 additional executive compensation being offset mostly by the additional 2007 wages resulting from the Company’s acquisition of its media advertising division.

Depreciation and amortization expenses in 2007 decreased by $32,000 to $191,000 from the same period in 2006 primarily due to reduction of depreciation expense for assets that have reached the end of their useful lives.

Other Expenses. Interest expense decreased $204,000 from $446,000 in 2006 to $242,000 in 2007. The decrease was primarily due to 2006 interest expense of $216,000 that resulted from the issuance of common stock warrants in lieu of the payment of accrued interest on loans payable. Our Other Income (expenses) decreased from $120,000 to $0 for 2007 primarily as a result of a one-time gain on retirement of debt in 2006.

Our net loss for 2007 compared to 2006 declined from $2,729,000 to $1,942,000 for a net decrease of $786,000, or an approximately 29%.

Cash Sources and Uses

The following table summarizes the Company’s 2007 and 2006 cash flow activity for the three months ended March 31,

	2007	2006
	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$-	$4,598
Net borrowings from line of credit	1,101	888
Total cash sources	$1,101	$5,486

Cash Uses
Cash used in operating activates	$942	$1,948
Cash used in acquisitions	-	1,100
Repayment of debt obligations	-	458
Deferred financing costs	-	428
Capital expenditures	12	166
Other cash uses	12	12
Total cash uses	$966	$4,112

Increase in cash	$135	$1,374

At March 31, 2007, we had current assets of $9.0 million consisting of restricted and unrestricted cash in the amount of $612,000, accounts receivable in the amount of $7.6 million, prepaid expenses and other current assets of $283,000, and inventory in the amount of $509,000. Long-term assets of $8.1 million consisted primarily of goodwill and intangible assets of $4.9 million, deferred financing costs of $1.6 million and fixed assets of $1.3 million, including computer servers, media players and video display equipment used in operations.

Current liabilities of $13.5 million at March 31, 2007 consisted primarily of $10.5 million of accounts payable, $560,000 of accrued and other liabilities, $2.1 million due under the Laurus Facility, and $200,000 of amounts payable to former E&M owners.

Our working capital deficit was approximately $4.6 million as of March 31, 2007.

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

Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007, the end of the period covered by this Report. Based on such evaluation, our chief executive officer/chief financial officer has concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our company in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In January 2007, we issued 100,000 shares of our common stock pursuant to a consulting agreement entered into in November 2006 for financial advisory and public relations services. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”)., on the basis that the issuances did not involve a public offering and the consultant represented to us that it was an “accredited investor”, as defined in Regulation D under the Act.

In February 2007, the Company issued an aggregate of 93,240 common shares in satisfaction of stock issuance payable pertaining to the February 2006 purchase of E&M Advertising, Inc. and affiliates. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”)., on the basis that the issuances did not involve a public offering and the consultant represented to us that it was an “accredited investor”, as defined in Regulation D under the Act.

During March 2007, the Company issued 317,618 shares of common stock upon the cashless exercise of 322,581 of $0.01 warrants held by certain holders of Series A Preferred Stock. These shares were issued in reliance on the exemption from registration provided by section 3(a)(9) of the Act.

ITEM 6.	EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	IMPART MEDIA GROUP, INC.

	By:	/s/Joseph F. Martinez
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