Form 10QSB
period 2007-06-30
IMPART MEDIA GROUP INC
filed 2007-08-13
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

(206) 633-1852

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 6, 2007, 24,085,417 shares of our common stock, par value $0.001 per share, and 2,903,229 shares of our Series A preferred stock, par value $0.001 per share, which shares of Series A preferred stock, were, at August 6, 2007, convertible into an aggregate of 8,653,856 shares of our common stock, were outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol “IMMG”.

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

ITEM 1.    FINANCIAL STATEMENTS

IMPART MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2007
(UNAUDITED)

ASSETS

Current assets
Cash	$525,312
Restricted cash	49,939
Accounts receivable, net	4,226,755
Inventory	363,466
Prepaid expenses and other current assets	144,655
Total current assets	5,310,127

Fixed assets, net	1,491,312

Other Assets
Goodwill	2,359,418
Intangible assets, net	2,162,887
Deferred financing costs, net	1,705,537
Other assets	165,266
Total other assets	6,393,108

Total assets	$13,194,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,059,744
Accrued liabilities	180,528
Customer deposits	(14,077)
Lines of credit	1,448,560
Note payable - related parties - current portion	39,785
Capital lease obligation - current portion	46,606
Convertible debentures - current portion	438,618
Amounts payable to former E&M owner	200,000
Other liabilities	102,061
Total current liabilities	9,501,825

Long-term liabilities
Notes payable - related parties - long-term portion	150,000
Convertible debentures	1,026,686
Capital lease obligation - long-term portion	53,690
Total long-term liabilities	1,230,376

Total liabilities	10,732,201

Commitments and contingencies

Stockholders' equity
Preferred stock - $.001 par value, 25,000,000 shares authorized, 2,903,229 shares issued and outstanding	2,903
Common stock - $.001 par value, 100,000,000 shares authorized, 23,959,148 shares issued and outstanding	23,959
Additional paid-in capital	20,502,345
Accumulated deficit	(18,066,861)
Total stockholders' equity	2,462,346

Total liabilities and stockholders' equity	$13,194,547

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the six	For the six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues
Equipment sales	$388,279	$634,553	$1,163,011	$1,159,189
Managed subscriptions	69,741	108,031	166,928	261,130
Consulting and design services	20,410	100,565	63,182	206,428
Media services	1,280,723	583,188	2,545,265	1,022,334

Total revenues	1,759,153	1,426,337	3,938,386	2,649,081

Cost of revenues	560,884	703,288	1,428,023	1,291,728

Gross profit	1,198,269	723,049	2,510,363	1,357,353

Other operating expenses
Wages and salaries	1,250,283	1,027,150	2,592,713	2,372,031
Selling and marketing	84,964	266,175	183,197	336,372
General and administrative expenses	1,139,474	1,665,823	2,520,897	3,065,238
Depreciation and amortization	193,452	321,521	383,939	544,602

Total other operating expenses	2,668,173	3,280,669	5,680,746	6,318,243

Loss from operations	(1,469,904)	(2,557,620)	(3,170,383)	(4,960,890)

Other income (expense)
Other income and expense, net	107	(14,052)	107	--
Gain on extinguishment of notes payable	--	--	--	106,423
Interest expense	(371,632)	(269,436)	(613,463)	(715,277)

Net Loss	$(1,841,429)	$(2,841,108)	$(3,783,739)	$(5,569,744)

Net Loss - Common Stockholders:
Net Loss	$(1,841,429)	$(2,841,108)	$(3,783,739)	$(5,569,744)
Beneficial conversion feature of Series A preferred stock	--	--	--	(933,873)
Revaluation of Series A preferred - conversion price reduction	(2,447,310)	--	(2,447,310)
Accretion of dividends on Series A preferred stock	--	(80,675)	--	(104,125)

Net loss - available to common stockholders	$(4,288,739)	$(2,921,783)	$(6,231,049)	$(6,607,742)

Basic and diluted loss per common share	$(0.18)	$(0.13)	$(0.27)	$(0.33)

Basic and diluted weighted average common shares
outstanding	23,718,683	21,750,103	23,177,470	20,097,470

IMPART MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Cash flows from operating activities:
Net loss	$(3,783,739)	$(5,569,744)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash wages and salaries expense:
Incentive stock options granted to employees	585,750	91,022
Common stock issued to senior executives for services	--	355,637
Non-cash general and administrative expense:
Amortization of prepaid consulting expense	482,408
Common Stock issued for non-cash consulting services	--	1,000,000
Warrants issued for earned consulting services	--	124,890
Non-cash interest expense:
Warrants issued to bridge lenders	--	206,186
Common stock issued to senior executives upon conversion of notes payable	--	39,628
Amortization of deferred financing costs on line of credit:
Warrants	336,227	239,256
Other deferred financing costs	81,238	50,079
Amortization of convertible debentures discount	59,004	--
Common stock issued to Laurus for extended filing date	--	51,900
Other non-cash interest expense	10,939	27,219
Gain on retirement of notes payable	--	(106,423)
Loss disposal of assets	5,688	--
Bad debt expense	17,951	--
Depreciation and amortization	383,939	537,602
Other adjustments	--	(118,204)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions:
Accounts receivable	1,046,457	(3,869,596)
Inventory	116,232	6,172
Prepaid expenses and other current assets	476,467	(1,457,702)
Other assets	(115,345)	440,527
Accounts payable	(776,591)	3,975,794
Accrued liabilities	(1,062,398)	1,975,520
Customer deposits	(37,052)
Net cash used by operating activities	(2,172,825)	(2,000,237)

Cash flows from investing activities:
Purchase of fixed assets	(25,196)	(222,303)
Purchase of Intransit assets	--	(500,000)
Acquisition of E&M	--	(600,000)
Net cash used by investing activities	(25,196)	(1,322,303)

Cash flows from financing activities:
Proceeds from sale of common stock	--	681,501
Net proceeds from sale of convertible preferred stock and issuance of warrants	--	3,910,505
Issuance of common stock for exercise of warrants	--	22,750
Dividends on Series A Preferred	(104,125)	--
Issuance of convertible debentures	2,100,000	--
Payment for deferred financing costs for convertible debenture	(50,838)	--
Net borrowings on lines of credit	535,311	(38,294)
Principal payments on notes payable	--	(607,600)
Deferred financing costs and commitment fees	--	(428,000)
Proceeds from notes payable - related parties	--	150,000
Principal payments on capital lease obligations	(20,620)	(28,504)
Net cash provided by financing activities	2,459,728	3,662,358

Net change in cash	261,707	339,818

Cash, beginning of period	263,605	66,641

Cash, end of period	$525,312	$406,459

Supplemental cash flow information
Income taxes paid	$--	$--
Interest Expense:
Interest Paid	$185,059	$101,009
Non-cash Interest:
Amortization deferred financing costs	417,465	289,335
Common stock issued to Laurus for extended filing date	--	51,900
Warrants issued to bridge and other lenders	--	206,186
Common stock issued to senior executives upon conversion of notes payable	--	39,628
Other non-cash interest expense	10,939	27,219
Total Interest Expense	$613,463	$715,277
Noncash investing and financing activities
Convertible debt deferred financing expenses
Deferred financing costs incurred in connection with issuance of convertible debentures	$(302,396)	$--
Issuance of common stock warrants to placement agent	151,558	--
Fee paid to placement agent in prior year	100,000	--
Fee paid to placement agent	$(50,838)	$--
Conversion of related party and other debt:
Issuance of common stock to repay debt, interest and wages and salaries expense	$--	$2,270,848
Gain on extinguishment of debt	--	106,423
Interest expense/accrued interest	--	(39,628)
Compensation expense due to related parties	--	(355,637)
Retirement of debt	--	(1,982,006)
Net cash effect from conversion of related party debt	$--	$--
InTransit asset purchase:
Intangible assets acquired	$--	$(1,072,372)
Common stock issued	--	572,372
Net cash paid in asset purchase	$--	$(500,000)
E&M Acquisition:
Current assets acquired	$--	$(324,892)
Fixed assets acquired	--	(147,000)
Intangible assets acquired	--	(2,969,582)
Other long term assets acquired	--	(44,750)
Current liabilities assumed	--	328,970
Goodwill from acquisition	--	(2,359,418)
Common stock issued	--	4,441,874
Note payable issued	--	200,000
Stock issuance payable	--	274,798
Net cash paid in acquisition	$--	$(600,000)

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

The Company anticipates that its existing capital resources, including amounts available under its revolving credit facility, will enable it to continue operations through June 30, 2008, assuming the Company meets its sales projections for such period. If the Company materially fails to meet such sales projections and does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any financing agreements at this time. There can be no assurance that financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of June 30, 2007 has been derived from the unaudited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007.

In February 2006, the Company completed its acquisition of E&M. E&M’s results of operations and cash flows are included in the Company’s Condensed Consolidated Statements of Operations and Cash Flows from this date.

Certain prior period balances in the Consolidated Statement of Operations for the three and six months ended June 30, 2006, have been reclassified to conform to current period presentation by combining Professional and consulting, Rent expense, and Other general and administrative expenses and reporting these expenses together as General and administrative expenses. Certain prior period balances in the Net cash used by operating activities section of the Consolidated Statements of Cash Flows were also reclassified. Total balance in Net cash used by operating activities remains unchanged.

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

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the three and six month periods ended June 30,

	2007		2006
	Three Months	Six Months	Three Months	Six Months
Basic and diluted weighted average common stock shares outstanding	23,718,683	23,177,470	21,750,103	20,097,470
Potentially dilutive securities excluded from loss per share computations:
Convertible Preferred Stock	8,653,855	8,653,855	2,903,229	2,903,229
Common stock options	4,160,000	4,160,000	1,295,000	1,295,000
Common stock purchase warrants	5,539,678	5,539,678	5,195,443	5,195,443

Revenue Recognition. The Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss for products has passed to the customer, the sale price is fixed and determinable, no significant unfulfilled Company obligations exist, and collectibility is reasonable assured.

Revenue from equipment sales is generally recognized when products are shipped and/or the revenue is fully earned and ownership has passed to the customer. Revenue from management subscriptions is recorded in the month the service is provided. Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method. There were no significant contracts in process at June 30, 2007.

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

The gross and net billing amounts included in operating revenues for the three and six month periods ended June 30, 2007 and 2006 are follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007
Consolidated gross revenues	$10,300,622	$20,711,843	$6,242,225	$8,463,000
Direct cost of sales	(8,541,469)	(16,773,457)	(4,815,888)	(5,813,919)
Consolidated net revenues	$1,759,153	$3,938,386	$1,426,337	$2,649,081

Note 5. Convertible Notes Payable

Effective May 25, 2007, the Company borrowed $2.1 million pursuant to the issuance of a series of unsecured convertible debentures (the “Convertible Debentures) with a two year maturity to a group of institutional lenders (the “Purchasers”.) Interest is recorded at 6% per annum. The Convertible Debentures are convertible, at the option of the purchasers, into shares of common stock, par value $0.001 per share, at a conversion price of $0.75 per share (the “Conversion Price”). Purchasers of the Convertible Debentures will receive registration rights pursuant to a Registration Rights Agreement that requires the Company to file a registration statement under the Securities Act of 1933 covering the resale the shares of common stock issuable upon conversion of the principal amount and interest payable. This registration was filed with the SEC on July 10, 2007.

Each Purchaser may, at any time, convert all or any portion of the outstanding principal amount and/or accrued interest under its Convertible Debenture into fully paid and nonassessable shares of the Company’s common stock at the Conversion Price. Unless waived by the Purchaser, neither the Company nor such Purchaser may convert such Purchaser’s Convertible Debenture if, as a result of the issuance of the underlying shares of common stock, such Purchaser would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock. If so waived, such Purchaser’s Convertible Debenture may not be converted if, as a result of the issuance of the underlying shares of common stock, such Purchaser would beneficially own more than 9.99% of the issued and outstanding shares of the Company’s common stock.

Beginning on the six month anniversary of the issuance date of the Convertible Debentures, the Company is required to begin making monthly repayments of principal and accrued interest. The amount of the principal payments will be equal to 1/18 of the aggregate principal amount of Convertible Debentures issued in the offering ($116,666 per month).

Subject to certain customary exceptions, if the Company issues common stock or other securities convertible into or exercisable for common stock at per share less than the Conversion Price then in effect, the Conversion Price will be reduced to a price equal to the price per share of such issued securities. The Conversion Price is also subject to adjustment upon stock splits, stock dividends and the like.

Subject to certain notice and other provisions, the Company may prepay each Convertible Debenture at any time.

If an event of default occurs under the Convertible Debentures, each Purchaser has the option to declare immediately due and payable all obligations under the Convertible Debenture at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the Convertible Debenture plus accrued interest thereon or (ii) the outstanding principal amount of the Convertible Debenture plus accrued interest thereon divided by the Conversion Price on the date of the default. Such events of default include, without limitation, the following:

•	a failure to make payments of principal or interest under the Convertible Debenture when due, subject to a three trading day cure period in the case of late interest payments only;
•
a breach by the Company of any covenant of the Convertible Debenture which continues for five trading days without cure after notice thereof by the Purchaser or ten trading days after the Company becomes (or should have become) aware of such breach;

•	if the Company’s common stock is not eligible for listing or quotation for five trading (5) consecutive days; and
•	if the Registration Statement shall not have been declared effective on or prior to the 270th day after the closing date for the sale of Convertible Debentures

In connection with the Convertible Debentures, the Company issued to the Purchasers five-year warrants (the “Warrants”) granting the right to purchase for cash (or through a “cashless exercise” feature) up to 1,400,000 shares of common stock (representing 50% of the number of shares initially issuable upon conversion of the Convertible Debentures), at an initial exercise price of $0.52. The Warrants expire on May 24, 2012. Subject to certain customary exceptions, if the Company issues common stock or other securities convertible into or exercisable for common stock at per share less than the exercise price of the Warrants, the exercise price will be reduced to a price equal to the price per share of such issued securities. The Conversion Price is also subject to adjustment upon stock splits, stock dividends and the like. Unless waived by the Purchaser, such Purchaser may not exercise its Warrant if, as a result of the issuance of the underlying shares of common stock, such Purchaser would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock.  If so waived, such Purchaser may not exercise its Warrant if, as a result of the issuance of the underlying shares of common stock, such Purchaser would beneficially own more than 9.99% of the issued and outstanding shares of common stock.

In connection with its role as placement agent with respect to the Convertible Debentures, the Company issued to the placement agent (and its designees) five-year warrants to purchase an aggregate of 280,000 shares of common stock with an exercise price of $0.52 per share. These warrants expire on May 24, 2012.  The value of these warrants on the date of grant was approximately $152,000.  The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected divided yield of 0%, risk-free interest rate of 4.8%, volatility of 139%, and a contractual life of 5 years.  The value of the warrants was recorded as deferred finance costs, and will be amortized over the life of the loan.

Proceeds from the issuance of $2.1 million convertible promissory notes and warrants were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $557,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.8%, volatility of 139%, and a contractual life of 5 years. The value of the warrants was recorded as a deferred debt discount against the $2.1 million proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $137,000. As a result, the total discount on the notes equaled $694,000 which is being amortized over the three year term of the notes. Amortization of deferred debt discount of approximately $59,000 was recorded for the three and six months ended June 30, 2007. Interest expense on the notes of approximately $13,000 was recorded for the three and six months ended June 30, 2007.

Note 6. Lines of Credit

On January 27, 2006, the Company entered into an agreement with Laurus Master Fund, Ltd. (“Laurus”) pursuant to which Laurus agreed to provide the Company with a revolving credit facility of up to $6 million (the “Facility”). The term of the Facility is three years and borrowings accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (11.25% at June 30, 2007). The maximum principal amount of all borrowings under the Facility cannot exceed ninety percent (90%) of the Company’s eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate.

Note 7. Series A Preferred Stock

During March 2006, the Company sold 2,903,229 shares of Series A Preferred Stock at a price of $1.55 per share for total gross proceeds of $4.5 million. Further, the purchasers of the Series A Preferred Stock received three-year warrants to purchase 2,903,229 shares of common stock at $2.25 per share. The Company registered the shares of common stock underlying the Series A Preferred Stock and warrants in a Form SB-2 which was declared effective by the Securities and Exchange Commission on September 1, 2006. On December 13, 2006, the Company issued a stop order for sales pursuant to the registration statement in order to allow the Company to restate certain financial statements. As a result, the Series A Preferred Stock was determined to be subject to mandatory redemption. In addition, the holders of the Series A Preferred Stock became entitled to certain liquidated damages.

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

•           Agreed to a reduction in the Series A Preferred Stock redemption price from 200% of the liquidation preference amount to 100% of such amount; and

•           Waived their right to any dividends with respect to the Series A Preferred Stock up to and including accruals through March 2, 2007, but will be entitled to dividends thereafter. As of July1, 2007, the Company has declared and paid dividends through June 30, 2007.

As a result of the reduction in the conversion price, the holders of the Series A Preferred Stock can convert the preferred shares into an additional 1,596,777 shares. The value related to the reduction in the conversion price was determined to be $974,033 and was recorded as of December 31, 2006.

On May 22, 2007, the Company filed a Post Effective Amendment to Form SB-2 covering the shares of common stock underlying the Series A Preferred Stock and the warrants issued to the purchasers of the Series A Preferred Stock. The registration statement was declared effective as of June 26, 2007.

In connection with the issuance of the Convertible Debentures on May 25, 2007, an additional reduction in the conversion price was triggered. Accordingly, the holders of the Series A Preferred Stock can convert the preferred shares into an additional 4,153,850 shares. The value related to this further reduction in the Series A Preferred Stock conversion price was determined to be $2,447,310 and was recorded during the quarter ended June 30, 2007.

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

The Series A Preferred Stock provides that dividends are cumulatively payable at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. Dividends on the Series A Preferred Stock are payable in either cash or shares of common stock at the Company’s discretion, provided that the Company has an effective registration statement providing for the resale of the shares of its common stock that would be paid as a dividend.  The amount of dividends paid prior to or on June 30, 2007 was $104,125.

Note 8. Share-Based Payments

During the three and six months ended June 30, 2007, the Company made share-based payments in the form of:

•	Incentive stock options (“options”) under its 2006 Equity Incentive Plan (“the Plan”), to employees, directors, and others;
•	Issuances of common stock to consultants
•	Issuances of remaining common stock payable in connection with the 2006 purchase of E&M Advertising, Inc.

Incentive Stock Options

During the second quarter 2007, the Company granted 300,000 options under the Plan at an exercise price of $0.56 per common share.  The total fair value of the options as of the grant date was $165,000.

During the first quarter 2007, the Company granted 2,182,500 options under the Plan at an exercise price of $0.40 per common share. The total fair value of the options as of the grant date was $814,000.

During the three and six months ended June 30, 2007, $226,746 and $585,750, respectively, was expensed as General and Administrative Expenses.

The fair value for options granted during the six months ended June 30, 2007 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

2007
Expected life in years	7.2
Volatility	146.3%
Interest rate	4.9%
Yield rate	0%

There were no options granted in the six months ended June 30, 2006.

Issuances of Common Stock

During the first six months of 2007, the Company issued 127,000 shares of common stock pursuant to two consulting agreements. The shares had a fair value of $196,850 and were recorded as prepaid expenses, of which $145,183 was recognized as non-cash general and administrative expenses in the six month period ended June 30, 2007.

Note 9. Common Stock

During the six months ended June 30, 2007, the Company issued 1,269,497 shares of common stock upon the cashless exercise of 1,290,324 $0.01 warrants held by certain holders of Series A Preferred Stock.

Note 10. Commitments and Contingencies

In March 2007, the Company received notice of a possible lawsuit against it by a former employee and consultant to the Company alleging breach of contract and wrongful termination, among other claims. In May, the Company settled with the claimant in the amount of $45,000 which has been recorded as General and Administrative Expenses in the six month period ended June 30, 2007.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our Annual Report on Form 10-KSB for the year ending December 31, 2006 under the caption “Management’s Discussion and Analysis or Plan of Operation” and the other factors discussed in connection with any forward-looking statements.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it:

•	requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes the estimate or different estimates that could have been selected may have made a material impact on our consolidated results of operations or financial condition.

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

We grant options to purchase our common stock to our employees and directors under our 2006 Equity Incentive Plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) through the first six months of 2007 and 2006 was $585,750 and $91,000, respectively. At June 30, 2007, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $1.6 million.

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

Revenue Recognition - Revenue from design and installation contracts is recognized using the completed-contract method under which the amount of revenue recognized is the lower of the percentage complete applied to expected contractual payments or the total non-refundable cash received to date. Changes in the projected hours or cost to complete the project could significantly change the amount of revenue recognized. There were no significant contracts in process during the three months and six months ended June 30, 2007.

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

The gross and net billing amounts included in operating revenues for the three and six months ended June 30, 2007 and 2006 are follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007
Consolidated gross revenues	$10,300,622	$20,711,843	$6,242,225	$8,463,000
Direct cost of sales	(8,541,469)	(16,773,457)	(4,815,888)	(5,813,919)
Consolidated net revenues	$1,759,153	$3,938,386	$1,426,337	$2,649,081

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Three Months Ended June 30,

	2007	2006	Change	%Change
	(in thousands)
Revenue	$1,759	$1,426	$333	23%
Cost of revenue	561	703	(142)	(20%)
Other operating expenses	2,668	3,281	(613)	(19%)
Interest expense	371	269	102	38%
Other (income) and expenses	0	14	(14)	-
Net Loss	1,841	2,841	(1,000)	(35%)

Revenue. Revenue increased by $333,000, or 23%, from $1.4 million to $1.8 million for the three months ended June 30, 2007 and 2006, respectively. Approximately $698,000 of that increase was derived from additional media services revenue generated by our direct response media advertising division whose assets we acquired in February 2006. This was offset by a $247,000 decrease in equipment sales and an $118,000 decrease in managed subscriptions and consulting design services related to legacy products that we discontinued.

We derive our revenues from (i) equipment sales (e.g., sales of digital signage displays, Impart IQ media players and servers, audio-video-data accessories, touch screens and enclosures), (ii) managed subscription revenues (e.g., monthly recurring fees for contracted digital signage serviced network sites, content management, status monitoring, Impart IQ Streams infotainment web service, and web/server data hosting), (iii) consulting and design services (e.g., fees for creative production, project consulting, installation, and onsite servicing) and (iv)  media services (e.g., media sales and direct response).

Equipment Sales.  During the three months ended June 30, 2007, equipment sales decreased by 39% compared with the same period in 2006. We attribute this decrease primarily to fewer sales of our legacy audio-video business products. We expect overall equipment sales to increase each succeeding quarter in 2007 and to represent a larger percentage of our total revenues, due to anticipated demand and increased sales of our new Concierge kiosk system, our upgraded iPoint system, the economical and expanded IQ mini product line, and newly designed graphical user interfaces for print system kiosks and other, to be announced, product applications.

            Managed Subscriptions.  During the three months ended June 30, 2007, managed subscription fees decreased by 35% compared with the same period in 2006. We attribute this decrease primarily to the natural, end-of-life attrition of legacy eyeFRAMES platform dial-up networks at the end of 2006. With recent subscription renewals and anticipated increases in managed services for the IQ platform, including Concierge, we expect the overall subscription revenue category to increase in the remaining two quarters of 2007.

Consulting and Design Services.  During the three months ended June 30, 2007, consulting and design services fees decreased by 80% as compared with the same period in 2006. We attribute this decrease primarily to the higher non-recurring creative and content production activity occurring during the three months ended June 30, 2006. In recent deployments of our Impart IQ digital signage and interactive kiosks, clients have elected to manage much of the creative and content production. However, we anticipate an increase in creative design and content production services in the second half of 2007 in conjunction with the release of specialized web portal user interfaces such as our Concierge and related print system products. We also anticipate, as Impart High IQ enterprise development efforts in 2007 translate into sales, that ancillary consulting revenues will increase in 2008.

Media Services.  During the three months ended June 30, 2007, revenues from media and direct response services increased by 120% compared with the same period in 2006. We attribute this increase primarily to an increase in sales staff and aggressive business development efforts. The direct response advertising market has been strong and we expect revenues to continue at current levels for the remainder of 2007. Media and direct response services represented 73% of total revenues this quarter. We anticipate that revenues from media and direct response services will represent a smaller percentage of our overall revenues for the remaining two quarters of 2007 as a result of an expected increase in equipment sales connected with our new Concierge & related print system kiosks, 3D displays, IQ mini, and IQ interactive systems.

Cost of Revenues. Our cost of revenues decreased by $142,000 during the three months ended June 30, 2007 compared with the same period in 2006 primarily as a result of lower equipment sales. Cost of revenues primarily consists of amounts we pay for hardware (i.e., video displays, media players and servers) that we integrate and install for our customers. Our direct response advertising division’s cost of revenues were relatively low as a percentage of sales due to the manner in which we recognize revenue where most sales are recorded at the net amount billed, rather than gross, on revenues earned from a fee or commission. As these media sales became a greater portion of our sales in the second quarter of 2007, the resulting cost of revenues fell as a percentage of total sales when compared with the same period in 2006.

Other Operating Expenses. General and administrative expenses for the three months ended June 30, 2007 decreased by 32% from the same period in 2006 to $1.1 million. Within general and administrative expenses, professional and consulting expenses declined by $563,000 mainly due to reduced legal and consulting expenses in conjunction with certain acquisition and financing activities in 2006.

Selling and marketing expenses for the three months ended June 30, 2007 decreased by $181,000 as compared to the same period in 2006 primarily due to PATHvision (“PATHvision) related expenses incurred in 2006, but not in 2007. As reported in our 2006 Annual Report on Form 10-KSB, the PATHvision intangible asset was determined to be entirely impaired in 2006.

Wages and salaries expenses in the three months ended June 30, 2007 were $1.3 million, an increase of $223,000 as compared to the same period in 2006. This was primarily due to additional executive compensation plus increased wages expenses in the direct response media advertising business.

Depreciation and amortization expenses for the three months ended June 30, 2007 were $193,000, a decrease of $128,000 from the same period in 2006. This was primarily due to expenses related to PATHvision amortization that were incurred in 2006, but not in 2007.

Other Expenses. Interest expense for the three months ended June 30, 2007 were $372,000, an increase of $102,000 over the same period in 2006. The increase was primarily due to a higher interest rate, higher average credit line balances, plus interest recorded in connection with our convertible debt financing.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Six Months Ended June 30,

	2007	2006	Change	%Change
	(in thousands)
Revenue	$3,938	$2,649	$1,289	49%
Cost of revenue	1,428	1,292	136	(11%)
Other operating expenses	5,681	6,318	(637)	(10%)
Interest expense	613	715	(102)	(14%)
Other (income) and expenses	0	(106)	106	-
Net Loss	3,784	5,570	(1,786)	(32%)

Revenue. Revenue increased by $1.3 million, or 49%, from $2.6 million to $3.9 million for the six months ended June 30, 2007 and 2006, respectively. Approximately $1.5 million of that increase was derived from additional media services revenue generated by our direct response media advertising division whose assets we acquired in February 2006. This was offset by a $237,000 decrease in managed subscriptions and consulting design services mainly related to legacy products that we discontinued.

Equipment Sales.  During the six months ended June 30, 2007, equipment sales were level compared with the same period in 2006. This was primarily a combination of additional sales resulting from the product release and sales of the IQ miniZ product line and reduced sales of our legacy audio-video business products

Managed Subscriptions.  During the six months ended June 30, 2007, managed subscription fees decreased by 36% compared with the same period in 2006. We attribute this decrease primarily to the natural, end-of-life attrition of legacy eyeFRAMES platform dial-up networks at the end of 2006.

Consulting and Design Services.  During the six months ended June 30, 2007, consulting and design services fees decreased by 69% as compared with the same period in 2006. We attribute this decrease primarily to the higher non-recurring creative and content production activity occurring during the six months ended June 30, 2006.

Media Services.  During the six months ended June 30, 2007, revenues from media and direct response services increased by 149% compared with the same period in 2006. We attribute this increase primarily to an increase in sales staff and aggressive business development efforts. Also, we began our media services division in February 2006 and, thus, revenues for the six months ended June 30, 2006 did not reflect a comparable time period as in 2007. Media and direct response services represented 65% of total revenues during the six months ended June 30, 2007.

Cost of Revenues. Our cost of revenues increased by $136,000 during the six months ended 2007 compared with the same period in 2006 primarily as a result of the increased cost of services connected with increased media services revenues. This amount was offset somewhat by lower equipment costs of sales as a percentage of total equipment sales. Cost of revenues primarily consists of amounts we pay for hardware (i.e., video displays, media players and servers) that we integrate and install for our customers. Our direct response advertising division’s cost of revenues were relatively low as a percentage of sales due to the manner in which we recognize revenue where most sales are recorded at the net amount billed, rather than gross, on revenues earned from a fee or commission. As these media sales became a greater portion of our sales for the six months ended June 30, 2007, the resulting cost of revenues fell as a percentage of total sales when compared with the same period in 2006.

Other Operating Expenses. General and administrative expenses for the six months ended June 30, 2007 decreased by 18% from the same period in 2006 to $2.5 million. Within general and administrative expenses, professional and consulting expenses declined by $886,000 mainly due to reduced legal and consulting expenses in conjunction with certain acquisition and financing activities in 2006.

Selling and marketing expenses for the six months ended June 30, 2007 decreased by $153,000 as compared to the same period in 2006 primarily due to PATHvision (“PATHvision) related expenses incurred in 2006, but not in 2007. As reported in our 2006 Annual Report on Form 10-KSB, the PATHvision intangible asset was determined to be entirely impaired in 2006.

Wages and salaries expenses in the six months ended June 30, 2007 were $2.6 million, an increase of $221,000 as compared to the same period in 2006. This was primarily due to additional executive compensation plus increased wages expenses in the direct response media advertising business.

Depreciation and amortization expenses for the six months ended 2007 were $384,000, a decrease of $160,000 from the same period in 2006. This was primarily due to expenses related to PATHvision amortization that were incurred in 2006, but not in 2007.

Other Expenses. Interest expense for the six months ended June 30, 2007 was $613,000 a decrease of $102,000 from the same period 2006. Although we experienced a higher interest rate, higher average credit line balances, and interest connected with our convertible debt financing in the second quarter 2007, the resulting increase in interest expense was more than offset by the increased first quarter interest expense in 2006 that resulted from the issuance of common stock warrants in lieu of the payment of accrued interest on loans payable.

Cash Sources and Uses

The following table summarizes the Company’s 2007 and 2006 cash flow activity for the six months ended June 30, 2007 and 2006, respectively.

	June 30,
	2007	2006
	(in thousands)
Cash Sources
Proceeds from issuance of equity securities	$-	$4,615
Net borrowings from line of credit	535	-
Net proceeds from issuance of convertible debentures	2,049	-
Proceeds from notes payable – related parties		150
Total cash sources	$2,584	$4,765

Cash Uses
Cash used in operating activates	$2,173	$2,000
Cash used in acquisitions	-	1,100
Net pay downs on line of credit		38
Repayment of debt obligations	-	608
Deferred financing costs	-	428
Capital expenditures	25	222
Other cash uses	124	29
Total cash uses	$2,322	$4,425

Increase in cash	$262	$340

At June 30, 2007, we had current assets of approximately $5.3 million consisting of restricted and unrestricted cash in the amount of $575,000, accounts receivable in the amount of $4.2 million, prepaid expenses and other current assets of $144,000, and inventory in the amount of $363,000. Long-term assets of $7.9 million consisted primarily of goodwill and intangible assets of $4.5 million, deferred financing costs of $1.7 million and fixed assets of $1.5 million, including computer servers, media players and video display equipment used in operations.

Our current liabilities of $9.6 million at June 30, 2007 consisted primarily of $7.1 million of accounts payable, $282,000 of accrued and other liabilities, $1.4 million due under the Laurus Facility, $438,000 for the current portion of convertible debentures outstanding, and $200,000 of amounts payable to a former E&M owner.

Long term liabilities consist primarily of $1.0 million convertible debentures, long-term portion and $150,000 of a long-term related-party note payable.

Our working capital deficit was approximately $4.2 million as of June 30, 2007.

Financing Activities

Effective May 25, 2007, we borrowed $2.1 million pursuant to the issuance of a series of unsecured convertible debentures (the “Convertible Debentures) with a two year maturity to a group of institutional lenders (the “Purchasers”). Interest is recorded at 6% per annum. The Convertible Debentures are convertible, at the option of the purchasers, into shares of common stock, par value $0.001 per share, at a conversion price of $0.75 per share (the “Conversion Price”). Purchasers of the Convertible Debentures  received registration rights pursuant to a Registration Rights Agreement that required us to file a registration statement under the Securities Act of 1933 covering the resale the shares of common stock issuable upon conversion of the principal amount and interest payable. We filed the registration statement Form SB-2 with the SEC on July 10, 2007. This registration is yet to be declared effective by the SEC.

Each Purchaser may, at any time, convert all or any portion of the outstanding principal amount and/or accrued interest under its Convertible Debenture into fully paid and nonassessable shares of our common stock at the Conversion Price. Unless waived by the Purchaser, neither we nor the Purchaser may convert the Purchaser’s Convertible Debenture if, as a result of the issuance of the underlying shares of common stock, the holder would beneficially own more than 4.99% of the issued and outstanding shares of our common stock. If so waived, the Purchaser’s Convertible Debenture may not be converted if, as a result of the issuance of the underlying shares of common stock, the Purchaser would beneficially own more than 9.99% of the issued and outstanding shares of our common stock.

Beginning on the six month anniversary of the issuance date of the Convertible Debentures, we are required to begin making monthly repayments of principal and accrued interest. The amount of the principal payments will be equal to 1/18 of the aggregate principal amount of Convertible Debentures issued in the offering, which is $116,666 per month.

Subject to certain customary exceptions, if we issue common stock or other securities convertible into or exercisable for common stock at a per share price less than the Conversion Price then in effect, the Conversion Price will be reduced to a price equal to the price per share of such issued securities. The Conversion Price is also subject to adjustment upon stock splits and stock dividends.

Subject to certain notice and other provisions, we may prepay each Convertible Debenture at any time.

If an event of default occurs under the Convertible Debentures, each Purchaser has the option to declare immediately due and payable all obligations under the Convertible Debenture at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the Convertible Debenture plus accrued interest thereon or (ii) the outstanding principal amount of the Convertible Debenture plus accrued interest thereon divided by the Conversion Price on the date of the default. Such events of default include, without limitation, the following:

•	a failure to make payments of principal or interest under the Convertible Debenture when due, subject to a three trading day cure period in the case of late interest payments only;
•
a breach by us of any covenant of the Convertible Debenture which continues for five trading days without cure after notice thereof by the Purchaser or ten trading days after we become (or should have become) aware of such breach;

•	if our common stock is not eligible for listing or quotation for five trading (5) consecutive days; and
•	if the registration statement shall not have been declared effective on or prior to the 270th day after the closing date for the sale of Convertible Debentures

In connection with our Convertible Debentures, we also issued to the Purchasers five-year warrants (the “Warrants”) granting the right to purchase for cash (or through a “cashless exercise” feature) up to an aggregate of 1,400,000 shares of our common stock (representing 50% of the number of shares initially issuable upon conversion of the Convertible Debentures), at an initial exercise price of $0.52. The Warrants expire on May 24, 2012. Subject to certain customary exceptions, if we issue common stock or other securities convertible into or exercisable for common stock at per share less than the exercise price of the Warrants, the exercise price will be reduced to a price equal to the price per share of such issued securities. The Conversion Price is also subject to adjustment upon stock splits, stock dividends and similar adjustments. Unless waived by the Purchaser, such Purchaser may not exercise its Warrant if, as a result of the issuance of the underlying shares of common stock, such Purchaser would beneficially own more than 4.99% of the issued and outstanding shares of our common stock.  If so waived, such Purchaser may not exercise its Warrant if, as a result of the issuance of the underlying shares of common stock, such Purchaser would beneficially own more than 9.99% of the issued and outstanding shares of our common stock.

In connection with its role as placement agent with respect to our Convertible Debentures, we issued to the placement agent (and its designees) five-year warrants to purchase an aggregate of 280,000 shares of our common stock with an exercise price of $0.52 per share. These warrants expire on May 24, 2012.

On January 27, 2006, we entered into a Security Agreement with Laurus, pursuant to which Laurus agreed to provide us with a revolving credit facility of up to $6 million. The Laurus Facility has a term of three years and borrowings under the Laurus Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). Interest on borrowings under the Laurus Facility is payable monthly on the first day of each month during the term of the facility. All outstanding principal amounts must be paid on January 27, 2009. The maximum principal amount of all borrowings under the Laurus Facility cannot exceed ninety percent of our eligible accounts receivable minus such reserves that Laurus may in good faith deem necessary and appropriate. Outstanding amounts payable under the Laurus Facility are secured by a lien on substantially all of our assets and our subsidiaries pursuant to the terms of a Security Agreement. In addition, we pledged the ownership interests in our subsidiaries pursuant to a stock pledge agreement executed in favor of Laurus securing our obligations under the Laurus Facility.

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

During March 2006, we sold 2.9 million shares of our Series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), at $1.55 per share for total gross proceeds of $4.5 million. In addition, the purchasers of the Series A Preferred Stock received warrants to purchase an aggregate of 2.9 million shares of our common stock with an exercise price of $2.25 per share and for a term of three years. In March 2007, we entered into a Waiver and Amendment to the Series A Preferred Stock agreement whereby we agreed to reduce the exercise price of such warrants to $0.01 per share in consideration of certain waivers granted by the holders of Series A Preferred Stock.

Each Series A Preferred Stock share is convertible by the holder at any time. As a result of the Convertible Debentures issuance in the second quarter of 2007, the conversion price for each Series A Preferred Stock share was adjusted to $0.52 per share. Therefore, each Series A Preferred Stock share is convertible into 2.98 shares of common stock. The Series A Preferred Stock will automatically convert into shares of our common stock at the conversion price of $0.52 (subject to certain adjustments) on the third anniversary of the issuance date or upon the date of a consummation of a bona fide firm underwritten public offering of our securities of at least $20 million in which the price per share is at least $4.00 (subject to certain restrictions).

The terms of the Certificate of Designation of the Series A Preferred Stock provides that dividends will accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock ($4.5 million), payable semi-annually on January 1 and July 1 of each year. In March 2007, the Series A Preferred Stock holders waived their right to any dividends with respect to the Series A Preferred Stock up to and including accruals through March 2, 2007, but will be entitled to dividends thereafter.

On May 22, 2007, we filed a Post Effective Amendment to Form SB-2 covering the shares of common stock underlying the Series A Preferred Stock and the warrants issued to the purchasers of the Series A Preferred Stock. The registration statement was declared effective as of June 26, 2007.

In the event of our liquidation, dissolution or winding up, the holders of Series A Shares, are generally entitled to receive a liquidation preference over the holders of common stock equal to $0.52 per share of Series A Share held and any declared but unpaid dividends.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

Liquidity and Capital Resources

We have limited capital resources. At June 30, 2007, total unrestricted cash was approximately $525,000. In the six months ended June 30, 2007, we funded operations with the proceeds from sales and services, borrowings on our $6 million accounts receivable-based credit facility from Laurus (the “Laurus Facility”), and the proceeds from our $2.1 million debenture offering. At June 30, 2007, the balance under the Laurus Facility was $1.45 million with $274,000 available for additional draw-down.

We anticipate that our existing capital resources, including amounts available under the Laurus Facility, will enable us to continue operations through June 30, 2008, assuming we meet our sales projections for the year. If we materially fail to meet such sales projections and we do not raise additional capital, then we may be forced to severely curtail or cease operations by June 30, 2008. Consequently, we are actively working with investment banks, institutional investors, and strategic investors to obtain additional capital through various financing options; however, we currently do not have any such financing agreements. There can be no assurance that financing will be available to us on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

As of June 30, 2007, our accumulated deficit was $18.1 million. Our net loss was $1.9 million for the quarter ended June 30, 2007 and $3.8 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively. Additionally, we anticipate that we will incur significant losses from operations through the end of 2007. However, many of the expense items that generated these losses are non-cash charges such as non-cash interest, depreciation and amortization. Accordingly, if we meet our sales forecast for 2007, we anticipate that we will generate positive earnings before interest, taxes, depreciation, and amortization (EBITDA) during the last three months of 2007.

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

ITEM 3.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007, the end of the period covered by this Report. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our company in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2007, we issued 951,879 shares of common stock upon the cashless exercise of warrants having a $0.01 per share exercise price. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Act.

ITEM 4– SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Our stockholders approved the following proposals of our Annual Meeting of Stockholders held on Thursday, June 14, 2007:

1)	The election of the following five (5) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
Joseph F. Martinez	16,794,397	1,636,142
Laird Laabs	18,235,026	195,513
Larry Calkins	18,342,802	87,737
Ronald Elgin	18,342,802	87,737
Joachim Kempin	17,755,216	643,408

2)	The appointment of Peterson Sullivan PLLC as our independent registered public accountants for the year ending December 31, 2007:

Votes FOR	Votes AGAINST	Votes ABSTAINED
18,330,514	69,827	27,346

3)	The approval of our 2006 Equity Incentive Plan:

Votes FOR	Votes AGAINST	Votes ABSTAINED
12,403,155	1,069,659	63,930

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2007	IMPART MEDIA GROUP, INC.

	By:	/s/Joseph F. Martinez
Joseph F. Martinez
Chief Executive Officer
(principal executive officer)

Dated: August 8, 2007	IMPART MEDIA GROUP, INC.

	By:	/s/Stephen M. Wilson
Stephen M. Wilson
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