Form 10-K
period 2007-09-30
IMPART MEDIA GROUP INC
filed 2009-04-06
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:

☒	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from January 1, 2007 to September 30, 2007

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

Common Stock, par value $.001

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)     Yes  ☐     No  ☒

Revenues for the transition period ended September 30, 2007 were $5,668,434.

The Company’s shares, options and warrants have been cancelled due to the Bankruptcy filing as disclosed in this Transition Report on Form 10-KSB.

As of September 30, 2007, 23,959,248 shares of our common stock and 2,903,229 shares of our Series A convertible preferred stock, or the Series A Preferred Stock, $.001 par value per share, which shares of Series A Preferred Stock were, at September 30, 2007 convertible into an aggregate of 2,903,229 shares of our common stock, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☒     No  ☐

TABLE OF CONTENTS

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated: (1) the outcome of our bankruptcy hearings as filed in United States Bankruptcy Court for the Southern District of New York, which entered an order for relief under Chapter 11 on May 21, 2008(2)  the availability of additional funds to enable us to successfully pursue our business plan; (3) the uncertainties related to the effectiveness of our technologies and the development of our products and services; (4) our ability to maintain, attract and integrate management personnel; (5) our ability to effectively market and sell our services to current and new customers; (6) our ability to negotiate and maintain suitable strategic licenses and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

Impart Media Group, Inc. (the “Company”) is a Nevada corporation formed in 1996.  The Company, which was headquartered in Seattle, Washington, provided digital signage in the business-to-consumer media sector.  The Company also provided consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through its authorized distributors).  As a result of the Company’s acquisition of E&M Advertising, Inc. and its affiliates, renamed Impart Media Advertising, Inc. (“IMA”), in February 2006, the Company also provided offline and online direct response advertising capabilities.

Following the filing of an involuntary petition on February 14, 2008, the Company consented to bankruptcy relief, and the United States Bankruptcy Court for the Southern District of New York entered an order for relief under Chapter 11 on May 21, 2008.  Thereafter, the Company has operated as a debtor-in-possession pursuant to 11 U.S.C. Sections 1107 and 1108.  Additionally, one of the Company’s subsidiaries, Impart, Inc., filed its own voluntary petition under Chapter 11 on May 21, 2008 and the two bankruptcy cases were administered jointly.  The Company’s subsidiary, IMA, was not included in the bankruptcy filing and the Company subsequently sold its ownership interest to IMA's management, with Bankruptcy Court approval.

On September 17, 2008, the Company and Impart, Inc. (together, the "Debtors") and Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., and Hudson Overseas Fund, Ltd. (the “Creditor Proponents”) filed with the Bankruptcy Court a plan of reorganization (“the Plan”) consolidating the two cases.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court and went effective on February 11, 2009.  Pursuant to the Plan, administrative and priority creditors will be paid 100% of their claims and general unsecured creditors will receive their pro-rata share of the remaining cash.  The Creditor Proponents waived cash distributions on all of their claims and will receive equity in the reorganized Company.  Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the convertible debentures were satisfied.

The Company currently has no business operations and therefore, no sources of revenue.  Currently, there are no products or services being offered and there are no plans to begin offering products or services in the future.

CHAPTER 11 REORGANIZATION

Proceedings under Chapter 11

On February 14, 2008, an involuntary petition was filed against the Company for relief under Chapter 11 of the Bankruptcy Code.  On May 21, 2008, Impart, Inc. filed its own voluntary petition under the Bankruptcy Code.  Both Chapter 11 cases were jointly administered by the Hon. Robert E. Gerber under case number 08-10510.

Following the filing of an involuntary petition on February 14, 2008, but before the Order for Relief Date and before Impart, Inc. filed its voluntary petition, the Debtors and the Creditor Proponents engaged in successful negotiations for a consensual restructuring of the Debtors.  In connection with the implementation of the restructuring, on or about May 8, 2008, the Debtors, IMA and the Creditor Proponents entered into a Restructuring Agreement (the “Restructuring Agreement”) which provided for consent to the involuntary Chapter 11 filing against the Company, a voluntary Chapter 11 filing by Impart, Inc. and the Debtors’ best efforts to consummate the restructuring through a pre-negotiated plan of reorganization.  The Company consented to bankruptcy relief, and the Bankruptcy Court entered an order for relief under Chapter 11 of the Bankruptcy Code on May 21, 2008.

Pursuant to the Restructuring Agreement, the Debtors entered into an Asset Purchase Agreement (“APA”) for the sale of the Seattle business to Novus Communication Technologies, Inc. (“Novus”) for $390,000.  In addition, the Debtors entered into a Management Agreement with Novus, by which Novus not only managed the Seattle Business before closing on the APA, but assumed substantial post-petition obligations. By Order dated June 20, 2008, the Bankruptcy Court approved the rejection of the lease for Debtors’ warehouse and office facilities located at 1300 N. Northlake Way, Seattle, Washington as the premises would not be used by Novus.

In addition, the Company sought Bankruptcy Court approval of the sale of its stock in IMA to an entity controlled by IMA’s president (the “Purchaser”) for $100,000 (the “IMA Stock Payment”).  Pursuant to the IMA agreement, IMA, the Purchaser and the Debtors exchanged mutual releases.  By so doing, IMA waived potential claims against the Debtors of approximately $5.0 million.  As the purchaser of the Debtors’ stock in IMA, the Purchaser assumed responsibility for IMA’s liabilities.  The IMA Stock Payment was to be made over four months and was secured by all of the assets of IMA and the Purchaser entity.

Through February 11, 2009 "the Effective Date," we operated our business as a debtor-in-possession subject to the provisions of the Bankruptcy Code.  Pursuant to the provisions of the Bankruptcy Code, we were not permitted to pay any claims or obligations which arose prior to the Filing date (pre-petition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants could not enforce any prepetition claims unless specifically authorized by the Bankruptcy Court.

Plan of Reorganization

Pursuant to the involuntary petition and subsequent voluntary petition under Chapter 11, the Company and the Creditor Proponents filed the Plan with the Bankruptcy Court on September 17, 2008 and a plan supplement dated January 26, 2009.  The Company and the Creditor Proponents filed the plan with the Bankruptcy Court on September 17, 2008 and a plan supplement dated January 26, 2009.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court.  The Plan went effective on February 11, 2009.

Sale of Seattle Operations to Novus

In connection with the Plan, in May 2008, the assets of the Seattle operations were sold for $390,000.

IMA Stock Payment

In October 2008, in connection with the Plan, IMA was sold for $100,000.

Default of Principal Payment under Convertible Debentures

In May 2007, the Company entered into a securities purchase agreement and a registration rights agreement with six institutional investors, pursuant to which, the Company agreed to sell unsecured convertible debentures (the “Convertible Debentures”).  Under the terms of the Convertible Debentures, the Company was required to commence monthly redemption against the principal amount on December 1, 2007.   In lieu of making such principal payment on December 1, 2007, the Company commenced negotiations to restructure its obligations under the terms of the Convertible Debentures on December 3, 2007.  The Company has not obtained a waiver and was declared in default.

Pursuant to the terms of the Convertible Debentures, the default gives each investor the option to declare immediately due and payable all obligations under the Convertible Debentures at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the debenture plus accrued interest thereon or (ii) the outstanding principal amount of the debenture plus accrued interest thereon divided by the conversion price on the date of the default (approximately 25,890,000 shares).  In December 2007, we accrued the 30% penalty totaling $630,000 as additional interest expense.

In February 2009, the Convertible Debentures, including all accrued interest and penalties, were satisfied in exchange for equity in the Reorganized Company in accordance with the provisions of the Plan.

Adjustment of Conversion Price under the Securities Purchase Agreement

On December 3, 2007, an investor invoked the right to convert cash liquidated damages due under the registration rights agreement into share of common stock at a conversion price of $0.1095, or 85% of the ten day volume weighted average price of common stock.  Pursuant to the terms of the Convertible Debentures, conversion of liquidated damages at a conversion price lower than the original conversion price of $0.7500 would cause a downward adjustment of the conversion price for all of the securities offered under the securities purchase agreement, such that the resulting conversion price would equal the lower conversion rate.  As such, the conversion of the Convertible Debentures and the exercise price of the warrants issued under the securities purchase agreement shall now be equal to $0.1095.  Assuming the conversion of all the Convertible Debentures, the adjustment will result in the conversion of a total of approximately 16,378,000 shares of common stock.

In connection with the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

Adjustment of Series A Preferred Conversion Rate

Pursuant to the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, in the event the Company issues additional shares of common stock at a price per share less than the conversion price of Series A shares into shares of common stock, then the conversion price upon such issuance shall be reduced to a price equal to the consideration per share paid for such additional shares of common stock.

The Company believes the issuance of shares of common stock through the conversion of the aforementioned liquidated damages, as a per share price of $0.1095, triggers a downward adjustment of the Series A conversion rate from $0.5200 to $0.1095.  Consequently, assuming the conversion of approximately 2,891,000 Series A shares currently issued and outstanding, the adjusted conversion rate of $0.1095 will result in the total conversion of approximately 40,919,000 shares of common stock of the Company.

In connection with the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled

Default of Laurus Security Agreement

In January 2006, the Company entered into a security agreement, with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which Laurus agreed to provide a revolving credit facility of up to $6 million.  Among other things, the security agreement defines an event of default as any default in the performance of any other agreement relating to any indebtedness of the Company, the effect of which default is to cause, or permit the holder or holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity of such contingent obligation to become payable.  Accordingly, the December 1, 2007, default on the Convertible Debentures triggered an event of default under the Laurus Security Agreement as of December 1, 2007, giving Laurus  the right to accelerate payments in connection with the revolving credit facility and, in addition to any other remedies available, to foreclose upon the assets securing the facility.  Additionally, Laurus had the right to receive 125% of the unpaid principal balance, plus accrued interest and fees, as the principal became immediately due and payable upon the event of default.  Laurus was also entitled to payment of a default interest rate of 2% per month on all amounts due and such other remedies specified under the agreement governing the facility and under the Uniform Commercial Code. All remaining deferred financing costs were expensed in the quarter ended December 31, 2007.  All amounts due to Laurus were paid as of March 31, 2008.

Late Filing of 10-KSB and Trading Suspension Notice

On December 28, 2007, we filed, on Form 12b-25, a Notification of Late Filing of our annual report Form 10-KSB for the period ended September 30, 2007.  On January 18, 2008, pursuant to NASDAQ Marketplace Rule 6530(e)(1)(“Rule 6530”) our common stock was suspended from trading on the Over-the-Counter Bulletin Board (“OTCBB”) and our trading symbol was changed to IMMGE.  These measures were triggered by our failure to timely file our 10-KSB with the SEC.  As this was our third failure to timely file within the prior two-year period a periodic report with the SEC, our common stock is ineligible for quotation on the OCTBB under Rule 6530; our common stock will remain ineligible for quotation on the OCTBB until we have timely filed in a complete form all required annual and quarterly reports due in a one-year period.  There can be no assurance that we will be able to regain compliance with the continued listing requirement of Rule 6530.

Change in Executive Officers

The Company appointed Mr. Joseph Martinez, Chief Executive Officer, to the additional position of President and Mr. Stephen Wilson, Chief Financial Officer, to the additional position of Corporate Secretary, both effective as of October 1, 2007.

Effective October 22, 2007, the Company appointed Mr. Laird Laabs to the executive office of President.  Mr. Laabs replaced Mr. Joseph F. Martinez who served as our Interim President since the position was vacated in September 2007.  Mr. Martinez continued to serve as our Chief Executive Office and as a member of the board of directors.  Mr. Laabs continued to be compensated according to his existing employment agreement.

Effective October 15, 2007, the Company determined it was in the best interest to streamline the management structure in order to strengthen the effective management of the Company.  Toward that end, it was determined that the executive officer positions of the Company shall be the offices of Chief Executive Officer, President, Chief Financial Officer and President, Impart Media Advertising.  Those persons holding the officers of Chief Technology Officer, Chief Creative Officer, Chief Strategy Officer, President, Impart Asia-Pacific (namely, Mr. Todd Weaver, Mr. J. Scott Campbell, M. Steven Corey, and Mr. Laird Laabs, respectively) were given new, non-executive titles.  Each such person remained with the Company although they no longer were deemed executive officers of the Company for the purposes of reporting obligations to the Securities and Exchange Commission.

As a result of the Plan, in February 2009, all of the existing officers and directors were removed from their position and were replaced by Barry Eisenberg as sole officer and director.

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

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY

We leased space for our corporate offices in Seattle, Washington under an operating lease expiring in November 2018.   Certain officers, directors, and stockholders are owners of the company that owns the facility.  We vacated these premises in March 2008 and defaulted on the lease.  We were not billed a lease cancellation fee or held further responsible for our obligations under the lease agreement.

We also lease office facilities in New York for IMA under an operating lease, which was extended through June 2011.  This lease was assumed by the new owners of IMA in October 2008.  We also have various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Company management currently believes that resolution of such legal matters will not have a material adverse impact on our financial position, results of operations or cash flows.

Proceedings under Chapter 11

See Item 1 regarding the Company's entrance into bankruptcy under as a result of an involuntary petition filed in February 2008.

Plan of Reorganization

Pursuant to the involuntary petition and subsequent voluntary petition under Chapter 11, the Company and the Creditor Proponents filed the Plan with the Bankruptcy Court on September 17, 2008 and a plan supplement dated January 26, 2009.  The Company and the Creditor Proponents filed the Plan with the Bankruptcy Court on September 17, 2008 and a plan supplement dated January 26, 2009.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court.  The Plan went effective on February 11, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Our stockholders approved the following proposals of our Annual Meeting of Stockholders held on Thursday, June 14, 2007:

1)	The election of the following five (5) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
Joseph Martinez	16,794,397	1,636,142
Laird Laabs	18,235,026	195,513
Larry Calkins	18,342,802	87,737
Ronald Elgin	18,342,802	87,737
Joachim Kempin	17,755,216	643,408

2)	The appointment of Peterson Sullivan PLLC as our independent registered public accountants for the year ending December 31, 2007:

Votes FOR	Votes AGAINST	Votes ABSTAINED
18,330,514	69,827	27,346

3)	The approval of our 2006 Equity Incentive Plan:

Votes FOR	Votes AGAINST	Votes ABSTAINED
12,403,155	1,069,659	63,930

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s shares, options and warrants have been cancelled due to the Bankruptcy filing as disclosed in this Transition Report on Form 10-KSB.

Our common stock formerly was traded over-the-counter under the symbol “IMMG.” On January 18, 2008, pursuant to FINRA Marketplace Rule 6530 (e) (1) (Rule 6530) the Company’s common stock was suspended from trading on the Over-the-Counter Bulletin Board (“OTCBB”), due to the Company’s failure to timely file its 10-KSB with the SEC.  Under Rule 6530, the Company’s common stock will remain ineligible for quotation on the OTCBB until the Company has timely filed in a complete form all required annual and quarterly reports due in a one-year period.

The following table sets forth the high and low bid prices for our common stock, par value $0.001 per share, for each fiscal quarter within our last two fiscal years. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	HIGH BID	LOW BID
Year ended December 31, 2006
First Quarter	$4.24	$0.66
Second Quarter	2.90	1.42
Third Quarter	1.75	0.57
Fourth Quarter	1.28	0.36

Fiscal Year ended September 30, 2007
Quarter ended March 31, 2007	$0.91	$0.37
Quarter ended June 30, 2007	0.75	0.38
Quarter ended September 30, 2007	0.54	0.15

Quarter ended December 31, 2007	0.25	0.02

On January 18, 2008, the last day of trading, the closing price of our common stock as reported Over-the-Counter was $0.05.

As of September 30, 2007, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $.001 per share, of which 23,959,248 shares were outstanding, and 25,000,000 shares of preferred stock, par value $.001 per share, of which 4,500,000 shares were designated as Series A convertible preferred stock, of which 2,903,229 shares were outstanding, and which were convertible into 8,653,856 shares of common stock.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We did not declare any cash dividends on any class of common equity during the years ended September 30, 2007 or December 31, 2006. Under the terms of our Series A Preferred Stock, we were required to pay (in cash or shares) a semi-annual dividend on our outstanding shares of Series A Preferred Stock at a rate of 7% per annum on the liquidation preference of our outstanding shares of the Series A Preferred Stock. The terms of our Series A Preferred Stock further provide that, for so long as any shares of Series A Preferred Stock are outstanding, we may not declare or pay dividends on our common stock (or any other junior stock) unless all accrued dividends on the Series A Preferred Stock have been paid.

Under the terms of our agreement with Laurus, we were not, without Laurus’ consent, allowed to declare or pay dividends on any class of our capital stock, other than pursuant to the terms of our Series A Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in the section captioned, “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

In January 2007, the Company issued 100,000 shares of common stock pursuant to a consulting agreement entered into in November 2006 for financial advisory and public relations services. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In February 2007, the Company issued an aggregate of 93,240 common shares in satisfaction of stock issuance payable pertaining to the February 2006 purchase of IMA Advertising, Inc. and affiliates. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In March 2007, the Company issued 317,618 shares of common stock upon the cashless exercise of 322,581 of $0.01 warrants held by certain holders of Series A Preferred Stock. These shares were issued in reliance on the exemption from registration provided by section 3(a)(9) of the Securities Act.

In April 2007, the Company issued 951,879 shares of common stock upon the cashless exercise of warrants having a $0.01 per share exercise price. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Act.

On May 25, 2007, the Company borrowed $2.1 million pursuant to the issuance of the Convertible Debentures, bearing 6% interest per annum, with a two year maturity date, which the Company sold to institutional lenders (the “Purchasers”).  The Convertible Debentures are convertible, at the option of the Purchasers, into shares of common stock of the Company at a conversion price of $0.75 per share (the “Conversion Price”). Purchasers of the Convertible Debentures will received registration rights pursuant to a Registration Rights Agreement that required the Company to file a registration statement under the Securities Act of 1933 covering the resale the shares of common stock issuable upon conversion of the principal amount and interest payable, which the Company filed with the SEC on July 10, 2007.  The registration statement has not been declared effective.

               Beginning on the six month anniversary following the issuance date of the Convertible Debentures, the Company was required to commence monthly repayments of principal and accrued interest. The amount of the principal was equal to 1/18 of the aggregate principal amount of Convertible Debentures issued in the offering (payments of $116,666 per month).

Subject to certain customary exceptions, if the Company issued common stock or other securities convertible into or exercisable for common stock at per share less than the Conversion Price then in effect, the Conversion Price would be reduced to a price equal to the price per share of such issued securities. The Conversion Price was also subject to adjustment upon stock splits, stock dividends and the like.

If an event of default occurred under the Convertible Debentures, each Purchaser had the option to declare immediately due and payable all obligations under the Convertible Debenture at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the Convertible Debenture plus accrued interest thereon or (ii) the outstanding principal amount of the Convertible Debenture plus accrued interest thereon divided by the Conversion Price on the date of the default. Such events of default included, without limitation, the following:

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

•	if the Company’s common stock is not eligible for listing or quotation for five trading (5) consecutive days; and
•	if the Registration Statement shall not have been declared effective on or prior to the 270th day after the closing date for the sale of Convertible Debentures.

Additionally, in connection with the Convertible Debentures, the Company issued to the Purchasers five-year warrants (the “Warrants”) granting the right to purchase for cash (or through a “cashless exercise” feature) up to 1,400,000 shares of common stock (representing 50% of the number of shares initially issuable upon conversion of the Convertible Debentures), at an initial exercise price of $0.52. The Warrants were to expire on May 24, 2012. Subject to certain customary exceptions, if the Company issued common stock or other securities convertible into or exercisable for common stock at per share less than the exercise price of the Warrants, the exercise price would be reduced to a price equal to the price per share of such issued securities. The Conversion Price was also subject to adjustment upon stock splits, stock dividends and the like.

               In connection with its role as placement agent with respect to the Convertible Debentures, the Company issued to the placement agent (and its designees) five-year warrants to purchase an aggregate of 280,000 shares of common stock with an exercise price of $0.52 per share. These warrants were to expire on May 24, 2012.  The value of these warrants on the date of grant was approximately $152,000.  The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected divided yield of 0%, risk-free interest rate of 4.8%, volatility of 139%, and a contractual life of 5 years.  The value of the warrants was recorded as deferred finance costs, and will be amortized over the life of the loan.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Annual Report.

Background

Impart Media Group, Inc. (the “Company”) is a Nevada corporation formed in 1996.   The Company, which was headquartered in Seattle, Washington, provided digital signage in the business-to-consumer media sector.  The Company also provided consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through its authorized distributors).  As a result of the Company’s acquisition of E&M Advertising, Inc. and its affiliates, renamed Impart Media Advertising, Inc., in February 2006, the Company also provided offline and online direct response advertising capabilities.

Following the filing of an involuntary petition on February 14, 2008,  the Company consented to bankruptcy relief, and the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order for relief under Chapter 11 on May 21, 2008.  Thereafter, the Company has operated as a debtor-in-possession pursuant to 11 U.S.C. Sections 1107 and 1108.  Additionally, one of the Company’s subsidiaries, Impart, Inc. (“Impart”), filed its own voluntary petition under Chapter 11 on May 21, 2008 and the two bankruptcy cases were administered jointly.  The Company’s subsidiary, Impart Media Advertising, Inc. (“IMA”) was not included in the bankruptcy filing and the Company subsequently sold its ownership interest in IMA to IMA’s management, with Bankruptcy Court approval.

On September 17, 2008, the Company and Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., and Hudson Overseas Fund, Ltd. (the “Creditor Proponents”) filed with the Bankruptcy Court a plan of reorganization (“the Plan”) consolidating the two cases.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court and went effective on February 11, 2009.  Pursuant to the Plan, administrative and priority creditors will be paid 100% of their claims and general unsecured creditors will receive their pro-rata share of the remaining cash.  The Creditor Proponents waived cash distributions on all of their claims and will receive equity in the Reorganized Company.  Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the Convertible Debentures were satisfied.

The Company currently has no business operations and therefore, no sources of revenue.  Currently, there are no products or services being offered and there are no plans to begin offering products or services in the future.

Chapter 11 Reorganization

Proceedings under Chapter 11

On February 14, 2008, an involuntary petition was filed against the Company for relief under Chapter 11 of the Bankruptcy Code.  On May 21, 2008, Impart filed its own voluntary petition under the Bankruptcy Code.  Both Chapter 11 cases were jointly administered by the Hon. Robert E. Gerber under case number 08-10510.

Following the filing of an involuntary petition on February 14, 2008, but before the Order for Relief Date and before Impart filed its voluntary petition, the Debtors and the Creditor Proponents engaged in successful negotiations for a consensual restructuring of the Debtors.  In connection with the implementation of the restructuring, on or about May 8, 2008, the Debtors, IMA and the Creditor Proponents entered into a Restructuring Agreement (the “Restructuring Agreement”) which provided for consent to the involuntary Chapter 11 filing against the Company, a voluntary Chapter 11 filing by Impart and the Debtors’ best efforts to consummate the restructuring through a pre-negotiated plan of reorganization.  The Company consented to bankruptcy relief, and the Bankruptcy Court entered an order for relief under Chapter 11 of the Bankruptcy Code on May 21, 2008.

Pursuant to the Restructuring Agreement, the Debtors entered into an Asset Purchase Agreement (“APA”) for the sale of the Seattle Business to Novus Communication Technologies, Inc. (“Novus”) for $390,000.  In addition, the Debtors entered into a Management Agreement with Novus, by which Novus not only managed the Seattle Business before closing on the APA, but assumed substantial post-petition obligations. By Order dated June 20, 2008, the Bankruptcy Court approved the rejection of the lease for Debtors’ warehouse and office facilities located at 1300 N. Northlake Way, Seattle, Washington as the premises would not be used by Novus.

In addition, the Company sought Bankruptcy Court approval of the sale of its stock in IMA to an entity controlled by IMA’s president (the “Purchaser”) for $100,000 (the “IMA Stock Payment”).  Pursuant to the IMA agreement, IMA, the Purchaser and the Debtors exchanged mutual releases.  By so doing, IMA waived potential claims against the Debtors of approximately $5.0 million.  As the purchaser of the Debtors’ stock in IMA, the Purchaser assumed responsibility for IMA’s liabilities.   The IMA Stock Payment was to be made over four months and was secured by all of the assets of IMA and the Purchaser entity.

Through the Effective Date, we operated our business as a debtor-in-possession subject to the provisions of the Bankruptcy Code.  Pursuant to the provisions of the Bankruptcy Code, we were not permitted to pay any claims or obligations which arose prior to the Filing date (pre-petition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants could not enforce any prepetition claims unless specifically authorized by the Bankruptcy Court.

Plan of Reorganization

Pursuant to the involuntary petition and subsequent voluntary petition under Chapter 11, the Company and the Creditor Proponents filed the Plan with the Bankruptcy Court on September 17, 2008 and a plan supplement dated January 26, 2009.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court.  The Plan went effective on February 11, 2009.

Sale of Seattle Operations to Novus

           In connection with the Plan, in May 2008, the assets of the Seattle operations were sold for $390,000.

IMA Stock Payment

In October 2008, in connection with the Plan, IMA was sold for $100,000.

Default of Principal Payment under Convertible Debentures

 In May 2007, the Company entered into a securities purchase agreement and a registration rights agreement with six institutional investors, pursuant to which, the Company agreed to sell unsecured convertible debentures (the “Convertible Debentures”).  Under the terms of the Convertible Debentures, the Company was required to commence monthly redemption against the principal amount on December 1, 2007.    In lieu of making such principal payment on December 1, 2007, we commenced negotiations to restructure our obligations under the terms of the Convertible Debentures on December 3, 2007.  The Company has  not obtained a waiver and was declared in default.

Pursuant to the terms of the Convertible Debentures, the default gives each investor the option to declare immediately due and payable all obligations under the Convertible Debentures at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the debenture plus accrued interest thereon or (ii) the outstanding principal amount of the debenture plus accrued interest thereon divided by the conversion price on the date of the default (approximately 25,890,000 shares).  In December 2007, we accrued the 30% penalty totaling $630,000 as additional interest expense.

Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the convertible debentures, including all accrued interest and penalties, were satisfied.

Adjustment of Conversion Price under the Securities Purchase Agreement

On December 3, 2007, an investor invoked the right to convert cash liquidated damages due under the registration rights agreement into share of common stock at a conversion price of $0.1095, or 85% of the ten day volume weighted average price of common stock.  Pursuant to the terms of the Convertible Debentures, conversion of liquidated damages at a conversion price lower than the original conversion price of $0.7500 would cause a downward adjustment of the conversion price for all of the securities offered under the securities purchase agreement, such that the resulting conversion price would equal the lower conversion rate.  As such, the conversion of the Convertible Debentures and the exercise price of the warrants issued under the securities purchase agreement shall now be equal to $0.1095.  Assuming the conversion of all the Convertible Debentures, the adjustment will result in the conversion of a total of approximately 16,378,000 shares of common stock.

In connection with the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the convertible debentures were satisfied through issuance of equity in the Reorganized Company.

Adjustment of Series A Preferred Conversion Rate

Pursuant to the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, in the event the Company issues additional shares of common stock at a price per share less than the conversion price of Series A shares into shares of common stock, then the conversion price upon such issuance shall be reduced to a price equal to the consideration per share paid for such additional shares of common stock.

The Company believes the issuance of shares of common stock through the conversion of the aforementioned liquidated damages, as a per share price of $0.1095, triggers a downward adjustment of the Series A conversion rate from $0.5200 to $0.1095.  Consequently, assuming the conversion of approximately 2,891,000 Series A shares currently issued and outstanding, the adjusted conversion rate of $0.1095 will result in the total conversion of approximately 40,919,000 shares of common stock of the Company.   In connection with the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

Default of Laurus Security Agreement

In January 2006, the Company entered into a security agreement, with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus agreed to provide a revolving credit facility of up to $6 million.  Among other things, the security agreement defines an event of default as any default in the performance of any other agreement relating to any indebtedness of the Company, the effect of which default is to cause, or permit the holder or holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity of such contingent obligation to become payable.

Accordingly, the December 1, 2007, default on the Convertible Debentures triggered an event of default under the Laurus Security Agreement as of December 1, 2007, giving Laurus  the right to accelerate payments in connection with the revolving credit facility and, in addition to any other remedies available, to foreclose upon the assets securing the facility.  Additionally, Laurus had the right to receive 125% of the unpaid principal balance, plus accrued interest and fees, as the principal became immediately due and payable upon the event of default.  Laurus was also entitled to payment of a default interest rate of 2% per month on all amounts due and such other remedies specified under the agreement governing the facility and under the Uniform Commercial Code. All remaining deferred financing costs were expensed in the quarter ended December 31, 2007.  All amounts due to Laurus were paid as of March 31, 2008.

Critical Accounting Estimates and New Accounting Pronouncements
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting estimates, which are those that we believe are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other key estimates and assumptions that affect reported amounts and disclosures include depreciation and amortization, asset impairments, requirements for and computation of allowances for doubtful accounts and expense accruals. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition

Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” the provisions of AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and the guidance set forth in EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable.

Substantially all of our revenues are generated from media services which consist of sales of brokered advertising and certain other consulting, content creation, and Internet-based advertising fees.  Because we typically acted as an agent on behalf of our advertising clients, brokered advertising revenues were recorded based on the net commissions earned.  Media services revenues from consulting, content creation, and Internet-based advertising fees were recorded at their gross billing amounts.

               The gross and net billing amounts included in operating revenues for the nine months ended September 30, 2007 and twelve months ended December 31, 2006 are as follows (amounts in thousands):

	2007	2006

Consolidated gross revenue	$34,898	$21,223
Direct cost of sales	(29,230)	(14,628)
Consolidated net revenue	$5,668	$6,595

Revenue from equipment sales is generally recognized when products were shipped and ownership passes to the customer.  Revenue from management subscriptions is recorded in the month the service was provided.  Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method under SOP 81-1.  There were no significant contracts in process at September 30, 2007 or December 31, 2006.

Impairment of Long-Lived Assets

Long-lived assets, such as fixed assets and inventory, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of SFAS 144. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carry forwards and temporary differences are expected to be recovered or settled.  The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  A valuation allowance is recorded on deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to the Company’s financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor did the Company record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes.

Recent Accounting Pronouncements

 In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company’s fiscal year ending September 30, 2009, the Company will become subject to the requirement to include in the Company’s annual report management’s assessment of internal controls over financial reporting.  This assessment will require us to document and test the Company’s internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company’s independent registered public accountants will be required to audit the Company’s assessment of internal controls for the Company’s fiscal year ending September 30, 2010.

                In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements.  FASB Staff Position No. SFAS 157-2 was issued in February 2008.  SFAS 157-2 delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The Company does not expect the application of SFAS 157 to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value.  This election is irrevocable.  SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the application of SFAS 159 to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  SFAS 141R is effective beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The impact of SFAS 141R will depend on the nature of acquisitions completed after adoption.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income.  SFAS 160 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format.  Since SFAS 161 requires only additional disclosures about derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s financial position or results of operations, should the Company acquire derivatives in the future.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS 142.  The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination.  The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods.  The Company will adopt the statement October 1, 2009 which is the beginning of the Company’s 2010 fiscal year.  The Company does not expect adoption of FSP No. 142-3 to have a significant impact on the Company’s consolidated financial position or results of operations.

Change of Company Fiscal Year End

On September 12, 2007, the Company’s board of directors approved a change in its fiscal year ending December 31 to a fiscal year ending on September 30.  This is a transition report and includes information for the transitional nine-month period from January 1, 2007 to September 30, 2007.  The following table sets forth, for the periods indicated, the Company’s selected consolidated statements of operations data:

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except per share data)

Revenue	$5,668	$4,303
Gross profit	3,408	2,256
Net loss	11,177	9,264
Net loss attributable to common stockholders	13,728	10,380
Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.59)	$(0.50)

Shares used in computing net loss per share — basic and diluted	23,441	20,833

Results of Operations

As a result of the change in fiscal year, the current period is nine months, as compared to a twelve month period in 2006.   The Company’s operations for the nine months ended September 30, 2007 reflected a net loss of $11.2 million as compared to a net loss of $10.1 million for the year ended December 31, 2007.  Decreases in wages and salaries, selling and marketing, general and administrative and depreciation and amortization expenses were offset by an increase in impairment charges related to the Chapter 11 filing.

Liquidity, Going Concern and Capital Resources

The Company has prepared its consolidated financial statements assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, as shown in the consolidated financial statements, the Company has sustained substantial losses and has relied primarily on sales of securities and proceeds from borrowings for operating capital, which, along with the Chapter 11 filing under the Bankruptcy Code, raise substantial doubt about its ability to continue as a going concern.  The Company currently has no business operations and therefore, no sources of revenue.  Currently, there are no products or services being offered and there are no plans to begin offering products or services in the future.

As of September 30, 2007, the Company had an accumulated deficit of approximately $25.5 million and expects to incur additional losses in the future. The Company’s working capital deficit was approximately $5.1 million as of September 30, 2007 and it had approximately $0.3 million in cash, including $0.1 million in restricted cash. We have received an opinion for the fiscal year ended September 30, 2007 from our independent registered accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

In January 2006, the Company entered into a security agreement, among other agreements, with Laurus, pursuant to which Laurus agreed to provide a revolving credit facility of up to $6 million.  Among other things, the security agreement defines an event of default as any default in the performance of any other agreement relating to any indebtedness of the Company, the effect of which default is to cause, or permit the holder or holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity of such contingent obligation to become payable.  Accordingly, the December 1, 2007, default on the debentures triggered an event of default under the Laurus Security Agreement as of December 1, 2007, giving Laurus the right to accelerate payments in connection with the revolving credit facility and, in addition to any other remedies available to it, to foreclose upon the assets securing the facility.  Additionally, Laurus had the right to receive 125% of the unpaid principal balance, plus accrued interest and fees, as said principal became immediately due and payable upon any event of default.  Laurus also was entitled to payment of a default interest rate of 2% per month on all amounts due and such other remedies specified under the agreement governing the facility and under the Uniform Commercial Code.  All amounts due to Laurus were paid before the end of March 2008.  During December 2007, all remaining deferred financing costs were expensed.

In May 2007, the Company entered into a Securities Purchase Agreement with six institutional investors (five of which are Creditor Proponents  to the Chapter 11 Plan), pursuant to which the Company agreed to sell Convertible Debentures in the aggregate principal amount of $2.1 million.  The Convertible Debentures were convertible, at the option of the Purchasers, into shares of common stock, par value $0.001 per share, at a conversion price of $0.75 per share (the “Conversion Price”). Purchasers of the Convertible Debentures received registration rights pursuant to a Registration Rights Agreement that required us to file a registration statement under the Securities Act of 1933 covering the resale the shares of common stock issuable upon conversion of the principal amount and interest payable. We filed the registration statement on Form SB-2 with the SEC on July 10, 2007, which registration statement has not yet been declared effective. Under the terms of the debentures, the Company was required to commence monthly redemption against the principal debenture amount on December 1, 2007.  In lieu of making such principal payment on December 1, 2007, the Company commenced negotiations to restructure the obligations of the Company under the terms of the debentures on December 3, 2007.  The Company has not obtained a waiver and was declared in default.

In connection with the Convertible Debentures, we also issued to the Purchasers five-year warrants (the “Warrants”) to purchase up to 1,400,000 shares of our common stock (representing 50% of the number of shares initially issuable upon conversion of the Convertible Debentures), at an initial exercise price of $0.52, which  Warrants were contractually due to expire on May 24, 2012. In connection with our role as placement agent with respect to the Convertible Debentures, we paid cash fees of approximately $150,000 and issued to the placement agent five-year warrants to purchase an aggregate of 280,000 shares of common stock with an exercise price of $0.52 per share, which contractually were due to expire on May 24, 2012.  In connection with the Chapter 11 Plan, all warrants were cancelled on the Effective Date.

Pursuant to the terms of the Convertible Debentures, the default gives each investor the option to declare immediately due and payable all obligations under the Convertible Debentures at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the debenture plus accrued interest thereon or (ii) the outstanding principal amount of the debenture plus accrued interest thereon divided by the conversion price on the date of the default (approximately 25,890,000 shares).  As of December 31, 2007, we accrued the 30% penalty totaling $630,000.

In December 2007, an investor invoked the right to convert cash liquidated damages due under the registration rights agreement into share of common stock at a conversion price of $0.1095, or 85% of the ten day volume weighted average price of common stock.  Pursuant to the terms of the Convertible Debentures, conversion of liquidated damages at a conversion price lower than the original conversion price of $0.7500 would cause a downward adjustment of the conversion price for all of the securities offered under the securities purchase agreement, such that the resulting conversion price would equal the lower conversion rate.  As such, the conversion of the debentures and the exercise price of the warrants issued under the Securities Purchase Agreement shall now be equal to $0.1095.  Assuming the conversion of all such debentures, the adjustment will result in the conversion of a total of approximately 16,378,000 shares of common stock.  The Convertible Debentures were converted into equity of the Reorganized Company in February 2009.

On December 28, 2007, the Company filed, on Form 12b-25, a Notification of Late Filing of our annual report Form 10-KSB for the period ended September 30, 2007.  On January 18, 2008, pursuant to NASDAQ Marketplace Rule 6530(e)(1)(“Rule 6530”) the Company’s common stock was suspended from trading on the Over-the-Counter Bulletin Board (“OTCBB”) and our trading symbol was changed to IMMGE.  These measures were triggered by the Company’s failure to timely file its 10-KSB with the Securities and Exchange Commission (“SEC”).  As this was the Company’s third failure to timely file within the prior two-year period a periodic report with the SEC, the Company’s common stock is ineligible for quotation on the OCTBB under Rule 6530; the Company’s common stock will remain ineligible for quotation on the OCTBB until it have timely filed in a complete form all required annual and quarterly reports due in a one-year period.  There can be no assurance that the Company will be able to regain compliance with the continued listing requirement of Rule 6530.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Impart Media Group, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Impart Media Group, Inc., (Debtors-In-Possession as of May  21, 2008) ("the Company") as of September 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended September 30, 2007 and the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impart Media Group, Inc. (Debtors-In-Possession as of May 21, 2008), as of September 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for the nine months ended September 30, 2007 and the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), and this raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning this matter are also discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 30, 2009

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash	$169	$264
Restricted cash	143	135
Accounts receivable, net	5,468	5,291
Inventories	85	480
Prepaid expenses and other current assets	45	579
Total current assets	5,910	6,749
Fixed assets, net	410	1,309
Goodwill	—	2,359
Intangible assets, net	—	2,700
Deferred financing costs, net	1,431	1,821
Other assets	40	159
Total assets	$7,791	$15,097

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,101	$8,302
Accrued liabilities	260	361
Customer deposits	15	23
Line of credit	2,349	998
Notes payable to related parties — current portion	76	65
Capital lease obligations — current portion	48	46
Stock and other amounts payable to former IMA owners	200	475
Stock payable to consultants	—	155

Total current liabilities	11,049	10,425
Convertible debentures, net of current portion	1,609	—
Notes payable to related parties, net of current portion	150	150
Capital lease obligations, net of current portion	39	75
Total liabilities	12,847	10,650

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized: 2,903,229 shares issued and outstanding	3	3
Common stock, $0.001 par value; 100,000,000 shares authorized:
23,959,248 shares issued and outstanding as of September 30, 2007 and 22,469,511 shares issued and outstanding as of December 31, 2006	24	22
Additional paid in capital	20,377	18,705
Accumulated deficit	(25,460)	(14,283)
Total stockholders’ equity (deficit)	(5,056)	4,447
Total liabilities and stockholders’ equity (deficit)	$7,791	$15,097

See notes to consolidated financial statements

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2007	2006
	(In thousands, except per share data)
Revenue
Media services	$3,797	$2,794
Managed subscriptions	280	456
Consulting and design services	89	375
Equipment sales	1,502	2,970
Total revenue	5,668	6,595
Cost of revenue	2,260	3,023
Gross profit	3,408	3,572

Other operating expenses
Wages and salaries	3,928	4,701
Selling and marketing	301	643
General and administrative	3,203	5,444
Depreciation and amortization	566	1,074
Impairment of assets	5,462	724
Total other operating expenses	13,460	12,586
Loss from operations	(10,052)	(9,014)

Other income (expense):
Other income and expense, net	(15)	—
Gain on extinguishment of notes payable	—	106
Interest expense	(1,110)	(1,189)

Net loss	$(11,177)	$(10,097)

Net loss attributable to common stockholders:
Net loss	$(11,177)	$(10,097)
Dividends on Series A preferred	(104)	—
Beneficial conversion feature of Series A preferred	—	(934)
Revaluation of Series A preferred – conversion price reduction	(2,447)	(974)
Revaluation of Series A preferred – warrant exercise price reduction	—	(935)

Net loss attributable to common stockholders	$(13,728)	$(12,940)

Net loss per common share — basic and diluted	$(0.59)	$(0.61)

Shares used in computing net loss per share — basic and diluted	23,441	21,298

See notes to consolidated financial statements

 IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accum.	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(In thousands, except share data)
Balance December 31, 2005	—	$—	15,337,483	$15	$1,370	$(4,186)	$(2,801)
Proceeds from the sale of common stock and warrants	—	—	927,151	1	989	—	990
Proceeds from the sale of convertible Series A preferred stock and issuance of warrants, net	2,903,229	3	—	—	3,908	—	3,911
Proceeds from the exercise of warrants	—	—	232,500	—	23	—	23
Issuance of common stock and warrants in connection with Laurus credit facility	—	—	30,000	—	2,097	—	2,097
Issuance of common stock to senior executives	—	—	2,394,873	2	2,268	—	2,270
Issuance of common stock and warrants for consulting services	—	—	1,744,000	2	2,124	—	2,126
Issuance of common stock in settlement of legal dispute	—	—	141,000	—	268	—	268
Issuance of common stock in connection with InTransit asset purchase	—	—	146,762	—	572	—	572
Issuance of common stock for IMA acquisition	—	—	1,515,150	2	4,440	—	4,442
Compensation related to stock options	—	—	—	—	440	—	440
Issuance of warrants to bridge lenders	—	—	592	—	206		206
Net loss	—	—	—	—	—	(10,097)	(10,097)
Balance December 31, 2006	2,903,229	3	22,469,511	22	18,705	(14,283)	4,447
Issuance of common stock for IMA acquisition	—	—	93,240	—	275	—	275
Issuance of common stock warrants in connection with convertible debentures	—	—	—	—	708	—	708
Beneficial conversion feature – convertible debentures	—	—	—	—	137	—	137
Preferred stock dividend payable	—	—	—	—	(104)	—	(104)
Proceeds from the exercise of warrants	—	—	1,269,497	2	(2)	—	—
Issuance of common stock for consulting services	—	—	127,000	—	197	—	197
Compensation related to stock options	—	—	—	—	461	—	461
Net loss	—	—	—	—	—	(11,177)	(11,177)
Balance September 30, 2007	2,903,229	$3	23,959,248	$24	$20,377	$(25,460)	$(5,056)

See notes to consolidated financial statements

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,	Twelve Months ended December 31,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(11,177)	$(10,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash wages and salaries expense:
Incentive stock options granted to employees	461	440
Common stock issued to senior executives for services	—	356
Non-cash general and administrative expenses:
Amortization of prepaid consulting expense	197	1,584
Warrants issued for earned consulting services	—	125
Common stock issued to settle legal dispute	—	268
Non-cash interest expense:
Warrants issued to bridge lenders	—	206
Common stock issued to senior executives upon conversion of notes payable	—	40
Amortization of deferred financing costs on line of credit:
Warrants	692	539
Other deferred financing costs	—	114
Common stock issued to Laurus for extended filing date	—	52
Other non-cash interest expense	203	25
Gain on extinguishment of notes payable	—	(107)
Bad debt expense	24	14
Depreciation and amortization	566	1,074
Loss on disposal of fixed assets	6	—
Impairment of assets	5,462	724
Other	—	(26)
Changes in assets and liabilities, excluding assets and liabilities from acquisitions:
Accounts receivable	(201)	(4,539)
Inventory	395	4
Prepaid expenses and other current assets	534	170
Other assets	101	(84)
Accounts payable	714	5,733
Accrued liabilities	(1,179)	949

Net cash used in operating activities	(3,202)	(2,436)

Investing activities:
Purchases of fixed assets	(58)	(324)
Purchase of InTransit assets	—	(500)
Acquisition of IMA	—	(600)

Net cash used in investing activities	(58)	(1,424)

Financing activities:
Proceeds from the sale of common stock	—	990
Proceeds from the sale of convertible preferred stock and warrants	—	3,911
Proceeds from the exercise of warrants for common stock	—	23
Principal payments on notes payable	—	(458)
Deferred financing costs and commitment fees	(152)	(428)
Preferred stock dividends paid	(104)	—
Payments on capital lease obligations	(34)	(48)
Net borrowings (repayments) on line of credit	1,355	67
Proceeds from the sale of convertible debentures	2,100	—

Net cash provided by financing activities	3,165	4,057

Net increase (decrease) in cash	(95)	197
Cash— beginning of period	264	67

Cash — end of period	$169	$264

Supplemental disclosure:
Cash paid for interest	$215	$214

Non-cash investing and financing activities:
Conversion of related party and other debt:
Issuance of common stock to repay debt, interest and wages and salaries expense	$—	$2,271
Gain on extinguishment of debt	—	107
Interest	—	(40)
Compensation due to related parties	—	(356)
Retirement of debt	—	(1,982)

Net	$—	$—

InTransit asset purchase:
Intangible assets acquired	$—	$(1,072)
Common stock issued	—	572

Net	$—	$(500)

IMA acquisition:
Current assets acquired	$—	$(325)
Fixed assets acquired	—	(147)
Intangible assets acquired	—	(2,970)
Other long-term assets acquired	—	(45)
Current liabilities assumed	—	329
Goodwill	—	(2,359)
Note payable issued	—	4,442
Stock issuance payable	(275)	275
Common stock issued	275	200

Net	$—	$(600)

Issuance of common stock warrants in connection with debt, recorded as deferred financing costs	$845	$2,045

See notes to consolidated financial statements

IMPART MEDIA GROUP, INC.
(Debtors in Possession as of May 21, 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Chapter 11 Reorganization

Following the filing of an involuntary petition on February 14, 2008, Impart Media Group, Inc. (the “Company”) consented to bankruptcy relief, and the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order for relief under Chapter 11 on May 21, 2008.  Thereafter, the Company has operated as a debtor-in-possession pursuant to 11 U.S.C. Sections 1107 and 1108.  Additionally, one of the Company’s subsidiaries, Impart, Inc. (“Impart”), filed its own voluntary petition under Chapter 11 on May 21, 2008 and the two bankruptcy cases were administered jointly.  The Company’s subsidiary, Impart Media Advertising, Inc. (“IMA”) was not included in the bankruptcy filing and the Company subsequently sold its ownership interest in IMA to IMA’s management, with Bankruptcy Court approval.

On September 17, 2008, the Company and Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., and Hudson Overseas Fund, Ltd. (the “Creditor Proponents”) filed with the Bankruptcy Court a plan of reorganization (“the Plan”) consolidating the two cases.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court and went effective on February 11, 2009.  Pursuant to the Plan, administrative and priority creditors will be paid 100% of their claims and general unsecured creditors will receive their pro-rata share of the remaining cash.  The Creditor Proponents waived cash distributions on all of their claims and will receive equity in the Reorganized Company.  Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the Convertible Debentures, including all accrued interest and penalties, were satisfied.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the consolidated financial statements, the Company has sustained substantial losses and has relied primarily on sales of securities and proceeds from borrowings for operating capital, which, along with the Chapter 11 Bankruptcy filing, raise substantial doubt about its ability to continue as a going concern.

Note 2.  Description of Business and History

The Company, which was headquartered in Seattle, Washington, provided digital signage in the business-to-consumer media sector.  The Company also provided consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through its authorized distributors).  As a result of the Company’s acquisition of E&M Advertising, Inc. and its affiliates, renamed IMA, in February 2006, the Company also provided offline and online direct response advertising capabilities.  As described in Note 20, the Company's Seattle operations were sold in May 2008 and IMA was sold in October 2008.  The Company currently has no operating activities.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Fiscal Year End. On September 12, 2007, the Company’s board of directors approved a change in its fiscal year ending December 31 to a fiscal year ending on September 30.  This is a transition report and includes information for the transitional nine-month period from January 1, 2007 to September 30, 2007.  The following table sets forth, for the periods indicated, the Company’s selected consolidated statements of operations data:

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except per share data)

Revenue	$5,668	$4,303
Gross profit	3,408	2,256
Net loss	11,177	9,264
Net loss attributable to common stockholders	13,728	10,380
Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.59)	$(0.50)

Shares used in computing net loss per share — basic and diluted	23,441	20,833

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

Cash. The Company maintained cash balances with financial institutions in accounts insured by the Federal Deposit Insurance Corporation.  Occasionally there were balances in excess of the insured limits.

Restricted Cash. At September 30, 2007, the Company held $143,031 in cash identified as restricted under the Laurus credit facility (see Note 10).  This restricted cash is comprised of customer payments received into bank lockbox accounts.  The restricted funds are swept from the accounts and applied against the revolving credit line balance in accordance with the terms of the agreement.

Financial Instruments. The Company’s financial instruments consisted of cash, accounts receivable, accounts payable, accrued liabilities, line of credit, related party notes payable, and capital lease obligations.  The fair value of all financial instruments approximated the recorded value based on the short-term nature and market interest rates of these financial instruments.

Accounts Receivable. Accounts receivable are reviewed quarterly to determine whether their carrying value has become impaired.  In the media industry, accounts receivable are commonly paid over extended periods.  Thus, the Company does not consider a receivable to be impaired until the balance is more than one year old.  The Company had established an allowance for doubtful accounts of approximately $38,000 and $65,000 as of September 30, 2007 and December 31, 2006, respectively.  When receivables are written off, they are charged against the allowance.  Generally, the Company does not assign past due status to receivables.  Also, receivables generally are not collateralized and do not bear interest.

Concentration of Credit Risk. As of September 30, 2007, approximately 11% of accounts receivable was due from one customer.  This customer represented 2% of total revenues during the nine months ended September 30, 2007.  As of December 31, 2006, approximately 19% of accounts receivable is due from one customer.  This customer represented 10% of total revenues during the year ended December 31, 2006.

Inventory.  Inventory was stated at lower of cost or market.  Cost is principally determined by using the average cost method.  Inventory consisted of raw materials as well as finished goods held for sale.  The Company monitors inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Fixed Assets. Fixed assets are stated at cost less accumulated depreciation.  Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets, which are generally 2 to 7 years.  The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized.  Gain or loss upon disposal of an asset is recorded in other operating income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring recoverability.  As further discussed in Note 20, the fixed assets of the Seattle operations were sold in May 2008.  The Company has recorded an impairment charge of approximately $610,000 to reflect the sale value of these assets.

Goodwill and Intangible Assets. Goodwill and intangible assets arose from the acquisition of IMA in 2006 and consisted primarily of a customer list and trade names.  In accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”), goodwill and intangible assets were reviewed periodically for possible impairment. As further discussed in Note 20, IMA was sold in October 2008.  All goodwill and intangible assets associated with IMA were deemed to be impaired in value and were written off as of September 30, 2007.  This impairment write off totaled $4,840,000.  As further discussed in Note 7, certain other intangible assets were deemed to be impaired in value and were written off during the year ended December 31, 2006.

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

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	2007	2006
Potentially dilutive securities excluded from loss per share computations:
Convertible debentures	2,800,000	-
Convertible preferred stock	2,903,229	2,903,229
Common stock options	4,272,084	1,911,250
Common stock purchase warrants	5,646,194	5,235,694

Income Taxes.  The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carry forwards and temporary differences are expected to be recovered or settled.  The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  A valuation allowance is recorded on deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to the Company’s financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, nor did the Company record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income (loss) before taxes.

Advertising Costs.  The Company expenses the costs of producing advertisements at the time production occurs and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  Advertising costs were $50,000 and $113,000 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

Share-based Payments.  The Company made share-based payments in the form of:

•	Incentive stock options (“ISOs”) under its 2006 Equity Incentive Plan (“the Plan”), to employees, directors, and others;
•	Other stock options, stock purchase warrants, and issuances of common stock to employees and others.

ISOs. Prior to January 1, 2006, the Company accounted for share-based wages and salaries expense under the recognition and measurement principles of SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company began recording share-based wages and salaries expense in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  The Company adopted SFAS 123(R) using the modified prospective method.  The adoption of SFAS 123(R) did not have any effect on earnings or per share amounts.  The Company recognizes this expense on a straight-line basis over the service period of the award.

Other stock options, stock purchase warrants, and issuances of common stock.  The Company also applies SFAS 123(R) and the consensus in Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for share-based payments in the form of other stock options, warrants, and common stock issued to non-employees.

Revenue Recognition.  The Company recognized revenue when it had persuasive evidence of an arrangement, the product had been shipped or the services had been provided to the customer, title and risk of loss for products had passed to the customer, the sale price was fixed and determinable, no significant unfulfilled Company obligations existed, and collectability was reasonable assured.

Revenue from equipment sales was generally recognized when products were shipped and/or the revenue was fully earned and ownership had passed to the customer.  Revenue from management subscriptions was recorded in the month the service was provided.  Revenue from consulting and design services, which are all short-term, was recognized using the completed-contract method.  There were no significant contracts in process at September 30, 2007 or December 31, 2006.

Revenues from media services consisted of sales of brokered advertising and certain other consulting, content creation, and Internet-based advertising fees.  Because the Company typically acted as an agent on behalf of its advertising clients, brokered advertising revenues were recorded based on the net commissions earned.  Media services revenues from consulting, content creation, and Internet-based advertising fees were recorded at their gross billing amounts.

The gross and net billing amounts included in operating revenues for the nine months ended September 30, 2007 and twelve months ended December 31, 2006 are as follows (amounts in thousands):

	2007	2006

Consolidated gross revenue	$34,898	$21,223
Direct cost of sales	(29,230)	(14,628)
Consolidated net revenue	$5,668	$6,595

Shipping and Handling. Costs incurred by the Company for shipping and handling were included in cost of revenues.

Recent Accounting Pronouncements.  In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company’s fiscal year ending September 30, 2009, the Company will become subject to the requirement to include in its annual report management’s assessment of internal controls over financial reporting.  This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company’s independent registered public accountants will be required to audit the Company’s assessment of internal controls for its fiscal year ending September 30, 2010.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements.  FASB Staff Position No. SFAS 157-2 was issued in February 2008.  SFAS 157-2 delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The Company does not expect the application of SFAS 157 to have a material effect on the Statements of Operations and Balance Sheet.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value.  This election is irrevocable.  SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is does not expect the application of SFAS 159 to have a material effect on the Statements of Operations and Balance Sheet.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  SFAS 141R is effective for the Company beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The impact of SFAS 141R will depend on the nature of acquisitions completed after adoption.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income.  SFAS 160 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company believes the adoption of SFAS 160 will not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009 for the Company.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format.  Since SFAS 161 requires only additional disclosures about derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s financial position or results of operations, should the Company acquire derivatives in the future.

                In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS 142.  The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination.  The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods.  The Company will adopt the statement October 1, 2009 which is the beginning of the Company’s 2010 fiscal year.  The Company does not expect adoption of FSP 142-3 to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 4.  Accounts Receivable

Accounts receivable consists of balances due from customers for IMG (in bankruptcy) and for its subsidiary IMA (not in bankruptcy) as follows as of September 30, 2007 and December 31, 2006 (amounts in thousands):

	2007	2006
Customers of IMG	$254	$356
Customers of IMA	5,214	4,935

	$5,468	$5,291

The receivables from customers of IMG have all been collected subsequent to year end except for those that were specifically covered by the allowance for bad debts in the amount of approximately $38,000.

Note 5.  Inventory

Inventory totaling $84,774 and $479,698 consisted of finished goods of IMG (in bankruptcy) as of September 30, 2007 and December 31, 2006, respectively.  As discussed in Note 20, all inventory was sold in May 2008.

Note 6.  Fixed Assets

Fixed assets consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	Useful Life	2007	2006
Furniture and fixtures	2-7 years	$166	$140
Computer and other equipment	2-5 years	340	335
Demo equipment	3-4 years	72	72
Kiosks	5 years	412	412
Other	3-5 years	118	117
Leasehold improvements	4 years	20	4
		1,128	1,080
Less: accumulated depreciation		(625)	(455)
Fixed assets, net		503	625

Acquired software	5 years	977	977
Less: accumulated amortization		(460)	(293)
Software, net		517	684

Impairment reserve		(610)

Total fixed assets, net		$410	$1,309

Total depreciation expense was approximately $341,000 for the nine months ended September 30, 2007 and $432,000 for the year ended December 31, 2006.

As further discussed in Note 20, fixed assets of IMG (in bankruptcy) have been written down to their impaired value as of September 30, 2007 and were sold in May 2008.

Note 7.  Other Assets

Other assets at December 31, 2006, consisted primarily of an obligation by a funding placement agent to reimburse the Company for certain placement fees.

In February 2006, the Company purchased from Marlin Capital Partners II, LLC (doing business as InTransit Media) all of the assets used in InTransit Media’s digital advertising services business for $1,072,000, paid by $500,000 in cash and 146,762 shares of common stock valued at $572,000.  In its review of the value of these assets, the net book value of which was $724,000, the Company determined that they were impaired in their entirety.  As a result, they were written off in the year ended December 31, 2006.

Note 8.  Accounts Payable and Accrued Liabilities

Accounts payable consists of balances payable to vendors of IMG (in bankruptcy) and IMA (not in bankruptcy) as follows as of September 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Vendors of IMG	$603	$908
Vendors of IMA	7,498	7,394

	$8,101	$8,302

Accrued liabilities for IMG (in bankruptcy) and IMA (not in bankruptcy) are as follows as of September 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
IMG	$169	$243
IMA	91	118

	$260	$361

As a result of the Company’s bankruptcy filing discussed in Note 1, the balances payable to vendors and accrued liabilities of IMG may be settled at amounts less than shown in the balance sheet.

Note 9.  Note Payable - Related Parties

Notes payable due to related parties as of September 30, 2007 and December 31, 2006, are comprised of the following (in thousands):

	2007	2006
Related party agreement in which stockholder will receive a revenue share of $18,000 per year and an additional 5% of net ad revenues as it pertains to a specific airport project for a period of 3 years	$150	$150
Accrued expenses to various stockholders, unsecured, bearing interest	22	22
Accrued interest on related party loans	54	43
Total due to related parties	226	215
Less: current portion of notes payable - related parties	(76)	(65)
Total long-term notes payable - related parties	$150	$150

As a result of the Company’s bankruptcy filing as discussed in Note 1, these notes may be settled at amounts less than shown in the balance sheet.

Note 10.  Lines of Credit

On January 27, 2006, the Company entered into an agreement with Laurus Master Fund, Ltd. (“Laurus”) pursuant to which Laurus agreed to provide the Company with a revolving credit facility of up to $6 million (the “Facility”).  The term of the Facility was three years and borrowings accrued interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus three percent.  Interest on borrowings under the Facility was payable monthly on the first day of each month, commencing on February 1, 2006.  The maximum principal amount of all borrowings under the Facility could not exceed ninety percent (90%) of the Company’s eligible accounts receivable minus such reserves that Laurus may have in good faith deemed necessary and appropriate.

On January 27, 2006, the Company obtained an initial draw under the Facility of $2 million, of which approximately $782,000 was used to satisfy bank loans in full.  The draws under the Facility were used for general corporate and working capital purposes.  As of September 30, 2007 the balance due to Laurus was $2,349,548.85.

                In connection with the Facility, the Company paid Laurus approximately $248,000, comprised of a Facility management fee of $216,000 and reimbursement of $32,000 in due diligence and documentation expenses.  The Facility management fee is being amortized to interest expense over the three-year term of the Facility.  The Company further issued to Laurus a seven-year warrant (“the Warrant”) valued at $ 1.6 million, entitling Laurus to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $.01 per share, subject to certain adjustments.  The value of the Warrant was recorded as deferred financing costs and was amortized as interest expense over the three-year term of the Facility.

The Company also paid a cash fee of $ 180,000 and issued three-year warrants valued at $443,000 to purchase 231,000 shares of common stock to GunnAllen Financial, Inc. for investment banking services.  These fees were recorded as deferred financing costs amortized as interest expense over the three-year term of the Facility.

The total deferred financing costs were $2.5 million, of which $1.2 million remained to be amortized as of September 30, 2007.

The Facility was secured by a blanket lien on substantially all of the Company’s assets and those of its subsidiaries.  In addition, the Company pledged the ownership interests in its subsidiaries pursuant to a stock pledge agreement executed in favor of Laurus.  If an event of default occurred, Laurus had the right to accelerate payments under the Facility and, in addition to any other remedies available to Laurus, foreclose upon the assets securing the Facility.  If an event of default occurred, one hundred twenty-five percent (125%) of the unpaid principal balance of the Facility, plus accrued interest and fees, were to become immediately due and payable.  Among other remedies, Laurus also was entitled to payment of a default interest rate of two percent (2%) per month on all amounts due.  The Facility also contained certain negative covenants that required the Company to obtain the prior written consent or other actions of Laurus in order for the Company to take certain actions at any time when borrowings remained outstanding.

Pursuant to the terms of the Facility, the Company was obligated to file a registration statement on Form SB-2 or S-3 to register the shares of common stock issuable upon exercise of the Warrant or as a result of adjustments made to the exercise price of the Warrant.  The Company was required to file the registration statement in connection with the exercise of the Warrant on or prior to April 15, 2006.  During the second quarter of 2006, the Company issued 30,000 shares of common stock valued at $51,900, recorded as non-cash interest expense, to obtain a waiver from Laurus with respect to this requirement.  The Company filed a registration statement on July 31, 2006, which was declared effective on October 3, 2006.  In the event of adjustments made to the exercise price of the Warrant, the Company was required to file an amended registration statement within 30 days of such event.

See Note 20 for further discussion of the Default of the Laurus Security Agreement, repayment of all amounts due to Laurus, and expensing all remaining deferred financing costs in December 2007.

Note 11.  Convertible Debentures

On May 24, 2007, the Company entered into a Securities Purchase Agreement with six institutional investors (five of which are the Creditor Proponents described in Note 1), pursuant to which, the Company agreed to sell unsecured convertible debentures (the “Convertible Debentures”) in the aggregate principal amount of $2.1 million.  The Convertible Debentures were convertible, at the option of the investors, into shares of common stock, at an initial conversion price of $0.75 per share.  The convertible debentures mature on the second anniversary of the issuance date.  Interest accrues on the unpaid principal and interest at a rate of 6% per annum, which amount is payable semiannually.  Beginning on the six month anniversary of the issuance date, the Company was required to begin making monthly repayments of principal and accrued interest.

In connection with the Convertible Debentures, the Company issued to the Purchasers five-year warrants (the “Warrants”) granting the right to purchase for cash (or through a “cashless exercise” feature) up to 1,400,000 shares of common stock (representing 50% of the number of shares initially issuable upon conversion of the Convertible Debentures), at an initial exercise price of $0.52.  The Warrants expire on May 24, 2012.  Subject to certain customary exceptions, if the Company issues common stock or other securities convertible into or exercisable for common stock at per share less than the exercise price of the Warrants, the exercise price will be reduced to a price equal to the price per share of such issued securities.  The Conversion Price is also subject to adjustment upon stock splits, stock dividends and the like.  Unless Company approval is requested by the Purchaser, such Purchaser may not exercise its Warrants if, as a result of the issuance of the underlying shares of common stock, such Purchaser would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock.  If this limit is waived, such Purchaser may not exercise its Warrants if, as a result of the issuance of the underlying shares of common stock, such Purchaser would beneficially own more than 9.99% of the issued and outstanding shares of common stock.

In connection with its role as placement agent with respect to the Convertible Debentures, the Company paid cash fees of approximately $150,000 and issued to the placement agent five-year warrants to purchase an aggregate of 280,000 shares of common stock with an exercise price of $0.52 per share.  These warrants expire on May 24, 2012.  The value of these warrants on the date of grant was approximately $152,000.  The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected divided yield of 0%, risk-free interest rate of 4.8%, volatility of 139%, and a contractual life of 5 years.  The cash fees paid and the value of the warrants were recorded as deferred finance costs totaling approximately $302,000, which are being amortized over the life of the notes.  Approximately $206,000 remains to be amortized as of September 30, 2007.

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

See Note 20 for further discussion of the Default of Principal Payment relative to the Convertible Debentures.  As discussed in Note 1, in February 2009, these debentures were satisfied in exchange for equity in the Reorganized Company.

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

Gross proceeds allocated to the Series A Preferred Stock based on relative fair value (prior to the allocation of issuance costs)	$2,836
Shares of common stock into which the Series A Preferred Stock is convertible	2,903
Effective conversion price per common share	$0.98
Closing price of common stock on transaction dates	3.42
Intrinsic value of beneficial conversion feature per share	$2.44
Shares of common stock into which the Series A Preferred Stock is convertible	2,903
Aggregate value of the beneficial conversion feature, limited to proceeds allocated to preferred stock net of issuance costs	$934

This beneficial conversion feature increased additional paid-in capital attributable to the holders of the Series A Preferred Stock and, at the same time, is considered to be a deemed dividend to those holders.  Because the Company has an accumulated deficit, this dividend reduced additional paid-in capital rather than increased the accumulated deficit.  This amount also increased net loss attributable to common stockholders.

The Series A Preferred Stock provided that dividends accrue at an annual rate of seven percent (7%) of the gross issuance price of the stock, payable semi-annually on January 1 and July 1 of each year.  Dividends on the Series A Preferred Stock were payable in either cash or shares of common stock at the Company’s discretion, provided that the Company had an effective registration statement providing for the resale of the shares of its common stock that would be paid as a dividend.

In the event of the Company’s liquidation, dissolution, or winding up, the holders of Series A Preferred Stock are generally entitled to receive a liquidation preference over the holders of common stock equal to $ 1.00 per share of Series A Preferred Stock held plus any declared but unpaid dividends.

The Series A Preferred Stock was convertible by the holder at any time and automatically converted to common stock three years from the date of issuance or in the event of an underwritten public offering of $20 million or more at a stock price of $4.00 or more.  The Series A Preferred Stock was subject to mandatory conversion and mandatory redemption in certain circumstances, but only if the share price was higher than the conversion price.

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

The holders of the Series A Preferred Stock granted a waiver to the Company in consideration for a decrease in the conversion price of the Series A Preferred Stock from $1.55 to $1.00 and a reduction in the warrant exercise price from $2.25 to $0.01.  This waiver also extended the time period the Company had in order to file another registration statement and have it declared effective by the SEC.

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

In connection with the issuance of the Convertible Debentures on May 24, 2007, an additional reduction in the conversion price was triggered.  Accordingly, the holders of the Series A Preferred Stock can convert the preferred shares into an additional 4,153,850 shares.  The value related to this further reduction in the Series A Preferred Stock conversion price was determined to be $2,447,310 and was recorded during the quarter ended June 30, 2007.

The values of the reductions of the Series A Preferred Stock conversion price and the exercise price of the warrants increased additional paid-in capital attributable to the holders of the Series A Preferred Stock and, at the same time, were considered to be deemed dividends to those holders.  As with the beneficial conversion feature, because the Company had an accumulated deficit, these dividends reduced additional paid-in capital rather than increased the accumulated deficit.  These amounts also increased net loss attributable to common stockholders.

The Company has reviewed its Series A Preferred Stock in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and has determined that such shares are properly classified in Stockholders’ Equity as of September 30, 2007.

As a result of the Company’s bankruptcy filing as discussed in Note 1, this stock was cancelled in February 2009.

Note 13.  Share-Based Payments

As a result of the Company’s bankruptcy discussed in Note 1, the options, warrants, and common shares discussed below and in Note 14 were cancelled in February 2009.

Stock Option Plans

                As discussed in Note 3, the Company made share-based payments in the form of:

•	Incentive stock options (“ISOs”) under its 2006 Equity Incentive Plan (“the Plan”), to employees, directors, and others;
•	Other stock options and stock purchase warrants and issuances of common stock to employees and others.

These payments were recorded in the financial statements as follows, for the nine months ended September 30, 2007 and the year ended December 31, 2006 (in thousands):

Recorded in the Balance Sheets, other than asset purchases and acquisitions (amounts in thousands):

Paid to	Recorded as	2007	2006
Other stock options and warrants
Laurus	Deferred financing costs	$--	$2,045
Convertible debentures	Deferred financing costs	845
Total other stock options and warrants		845	2,045

Issuances of common stock
Senior executives	Repayment of debt less wages and salaries and interest	--	1,875
Consultants	Prepaid expense	197	2,001
Total issuances of common stock		197	3,876

Total share-based payments recorded in Balance Sheets		1,042	5,921

Recorded in the Statements of Operations (amounts in thousands):

Paid to	Recorded as	2007	2006
Incentive stock options
Employees and directors	Wages and salaries	$461	$440
Total incentive stock options		461	440

Other stock options and warrants
Consultants	General and administrative	0	125
Bridge lenders	Interest	0	206
Laurus	Interest (amortization of deferred financing costs)	595	539
Convertible debentures	Interest (amortization of deferred financing costs)	97
Convertible debentures	Interest (amortization of debt discount)	203
Total other stock options and warrants		895	870

Issuances of common stock
Consultants	General and administrative (amortization of prepaid expense)	614	1584
Institutional investor	General and administrative (settle legal dispute)	0	268
Senior executives	Wages and salaries	0	356
Senior executives	Interest	0	40
Laurus	Interest (extended filing date)	0	52
Total issuances of common stock		614	2,300

Total share-based payments recorded in Statements of Operations		$1,970	$3,610

Incentive Stock Options

Options were granted during 2007 and 2006 under the Plan at exercise prices ranging from $.40 to $1.10 as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2006	1,295,000	705,000	$.73
Granted	(1,255,000)	1,255,000	1.10
Exercised	-	-	--
Forfeited		(19,583)	1.00
Expired	-	(29,167)	.87
Balance, December 31, 2006	40,000	1,911,250	.97
Authorized	3,000,000	-	-
Granted	(2,482,500)	2,482,500	.42
Exercised	-	--	--
Forfeited	121,666	(121,666)	.44
Balance at September 30, 2007	679,166	4,272,084	.66
Options exercisable as of September 30, 2007		1,572,750	$.78

At September 30, 2007 the weighted average remaining contractual lives of outstanding and exercisable options was 9.0 years and 8.7 years, respectively.  As of September 30, 2007, the market price of the Company’s common stock was less than the exercise price on all outstanding options.  Therefore, such options had no intrinsic value at that date.

The fair value for options granted during 2007 and 2006 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2007	2006
Expected life in years	5.0 - 10.0	5.0
Volatility	141% - 190%	141%
Interest rate	4.8% - 5.9%	4.8%
Yield rate	0%	0%

A summary of the Company’s unvested stock grants and changes during the periods ended September 30, 2007 and December 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	470,000	$.73
Granted during 2006	1,255,000	1.10
Vested during 2006, and other changes	(484,362)
Unvested at December 31, 2006	1,240,638	1.04
Granted during 2007	2,482,500	.34
Vested during 2007, and other changes	(1,023,804)
Unvested at September 30, 2007	2,699,334	$.58

At September 30, 2007, due to the financial position of the Company, management reassessed the assumptions used in valuing its stock options, including primarily the assumed forfeiture rate.  A forfeiture rate of 100% was determined to be appropriate and as such, all expense recognition associated with the stock option plan ceased and current year expense recognition was limited to amounts related to fully vested options as of September 30, 2007, which totaled $460,671.  As a result of the default under the Convertible Debentures as discussed in Note 20, all incentive stock options were deemed forfeited in December 2007.

Warrants

                Warrants to purchase common stock were issued in 2007 and in 2006 as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2006	447,566	$.95
Granted:
Series A Preferred Stock transaction	3,338,714	1.64
Laurus revolving line of credit	981,000	.48
Other	643,164	1.67
Exercised	(113,750)	.20
Expired	(58,500)	5.00
Other adjustments	(2,500)	-
Balance, December 31, 2006	5,235,694	.56
Granted	1,680,000	.52
Exercised	(1,269,497)	.01

Balance, September 30, 2007	5,646,197	.67
Warrants exercisable as of September 30, 2007	5,646,197	$.67

The fair value for warrants issued during 2007 and 2006 was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2007	2006
Expected life in years	5 yrs	2 yrs
Volatility	139%	139%
Interest rate	4.8%	4.7%
Yield rate	0%	0%

Issuances of Common Stock

During 2007, the Company issued 127,000 shares of common stock pursuant to consulting agreements.  The shares had a fair value of $196,850 and were recorded as prepaid expenses, of which all was recognized as non-cash general and administrative expenses in the nine months ended September 30, 2007.

During 2006, the Company issued 1,744,000 shares of common stock pursuant to consulting agreements.  The shares had a fair value of $2.0 million and were recorded as prepaid expenses, of which $.4 million and $1.6 million was recognized as non-cash general and administrative expenses in the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

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

As discussed in Note 10, in July 2006, the Company issued 30,000 shares of common stock, valued at $51,900, to Laurus in exchange for Laurus agreeing to extend a filing due date.  This value was recorded as non-cash interest expense.

Note 14.  Sale of Common Stock and Warrants

In the year ended December 31, 2006, the Company issued 927,151 shares in private placements pursuant to common stock purchase agreements.  The common stock was sold at prices ranging from $0.75 to $2.48 per share.  In connection with these common stock sales, the Company issued warrants to purchase an aggregate of 221,613 shares of common stock at an exercise price ranging from $1.50 to $3.18 per share.  The warrants vested immediately and expire at varying dates in 2009.  The Company received approximately $990,000 in connection with these sales and issuance of common stock and the related warrants.  The Company allocated $836,700 of the $990,000 gross proceeds to common shares sold and $153,300 to the warrants, based on their relative fair value.

Note 15.  Income Taxes

The Company has not recorded income tax expense or benefit for the nine months ended September 30, 2007 or the year ended December 31, 2006.  At September 30, 2007 the Company has net operating loss carryforwards of approximately $23,585,000 for federal tax purposes.  Such losses may not be fully deductible due to the change in ownership rules under Section 382 of the Internal Revenue Code.  The federal net operating loss carryforwards expire between 2018 and 2027.  At September 30, 2007 and December 31, 2006, deferred income tax balances and the related valuation allowance are as follows (amounts in thousands):

Deferred income tax assets resulting from:	2007	2006
Net operating loss carryforwards	$8,019	$6,601
Unearned stock compensation	676	372
Other	11	33
Depreciation	108	24
Intangibles – impairment and amortization	1,991	323
Total	10,805	7,353
Less: valuation allowance	(10,805)	(7,353)
Deferred tax asset, net	$--	$--

A full valuation allowance has been established for deferred income tax assets, as it is more likely than not that the deferred tax assets will not be realized.

A reconciliation between the federal income tax rate (34%) and the effective rate of income tax expense for the nine months ended September 30, 2007 and the year ended December 31, 2006 is as follows (amounts in thousands):

	2007	2006
Tax (benefit) at statutory tax rate	$(3,801)	$(3,433)
Stock compensation – incentive stock options	157	150
Other	192	-
Increase in valuation allowance	3,452	3,283
Tax expense (benefit)	$--	$--

Note 16.  Capital Lease Obligations

The Company was obligated under two capital leases for equipment with a cost of $122,000 at September 30, 2007 and December 31, 2006 and accumulated depreciation of $54,900 and $36,600 at September 30, 2007 and December 31, 2006, respectively.  Amortization of the equipment is included with depreciation expense.  The capital lease obligations require a minimum lease payment of approximately $4,800 per month with an interest rate of approximately 8.3%.  Future minimum lease payments, including interest, are as follows (amounts in thousands):

2008	$48
2009	39
87
Less: current portion	48
Capital lease obligations – long-term portion	$39

See Note 20 for further discussion of the default under the lease agreements.

Note 17.  Commitments and Contingencies

Leased Facilities

The Company utilized leased facilities in Seattle under a noncancellable-operating lease.  The lease called for a base monthly rent of $ 17,000 through November 30, 2018.  Total rent expense for this operating lease was $167,000 for the period ended September 30, 2007 and $200,000 for the year ended December 31, 2006.  Certain of the Company’s officers, directors, and stockholders are owners of the company that owns the facility.  The Company vacated these premises in March 2008 and defaulted on the lease.

The Company leases office facilities in New York for IMA under an operating lease, which was extended through June 2011.  Rental expense for this lease was approximately $175,000 for the nine months ended September 30, 2007 and $205,000 for the year ended December 31, 2006.  This lease was assumed by the new owners of IMA in October 2008.  The Company also has various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.

Total rent expense for the nine months ended September 30, 2007 was $345,000 and $422,000 for the year ended December 31, 2006.

Future minimum rental payments for the leased facilities as of September 30, 2007, were as follows (amounts in thousands):

2008	$434
2009	439
2010	444
2011	304
Thereafter	1,422
$3,043

See Note 20 for further discussion of the default under the lease agreements.

Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

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

See Note 20 for further discussion regarding Changes in the Executive Officers.

Note 19.  Related Party Transactions

In March, 2007, the Company entered into an agreement with the former owners of IMA to further defer the final cash payment relating to the purchase of IMA until September 2007.  This final $200,000 payment is shown as “Stock Issuance and Other Amounts Payable to Former IMA Owners” on the accompanying consolidated balance sheets.  As a result of the Company’s bankruptcy filing as discussed in Note 1, this note may be settled for less than its carrying amount.

See Note 9 for notes payable to related parties.

See Note 17 regarding facilities leased from certain officers, directors, and stockholders.

Note 20.  Subsequent Events

Chapter 11 Bankruptcy Proceedings

See Note 1 regarding the Company’s entrance into bankruptcy under Chapter 11 as a result of an involuntary petition filed in February 2008.

Changes in Executive Officers

The Company appointed Mr. Joseph Martinez, Chief Executive Officer, to the additional position of President and Mr. Stephen Wilson, Chief Financial Officer, to the additional position of Corporate Secretary, both effective as of October 1, 2007.

Effective on October 22, 2007, the Company appointed Mr. Laird Laabs to the executive office of President.  Mr. Laabs replaced Mr. Joseph F. Martinez who served as Interim President since the position was vacated in September 2007.  Mr. Martinez continued to serve as Chief Executive Office and as a member of the board of directors.  Mr. Laabs continued to be compensated according to his existing employment agreement.

Effective October 15, 2007, the Company determined it was in the best interest to streamline the management structure in order to strengthen the effective management of the Company.  Toward that end, it was determined that the executive officer positions of the Company shall be the offices of Chief Executive Officer, President, Chief Financial Officer and President, Impart Media Advertising.  Those persons holding the officers of Chief Technology Officer, Chief Creative Officer, Chief Strategy Officer, President, Impart Asia-Pacific (namely, Mr. Todd Weaver, Mr. J. Scott Campbell, M. Steven Corey, and Mr. Laird Laabs, respectively) were given new, non-executive titles.  Each such person remained with the Company although they no longer were deemed executive officers of the Company for the purposes of reporting obligations to the SEC.

As a result of the Plan discussed in Note 1, in February 2009, all of the existing officers and directors were removed from their positions and were replaced by Barry Eisenberg as sole officer and director.

Default of Principal Payment on Convertible Debentures

In May 2007, the Company entered into, among other agreements, a securities purchase agreement and a registration rights agreement with six institutional investors (five of which are Creditor Proponents), pursuant to which, the Company agreed to sell unsecured convertible debentures.  Under the terms of the debentures, the Company was required to commence monthly redemption against the principal debenture amount on December 1, 2007.  In lieu of making such principal payment on December 1, 2007, the Company commenced negotiations to restructure the obligations of the Company under the terms of the debentures on December 3, 2007.  The Company has not obtained a waiver or forbearance and, hence, considers itself in default of the debentures.

Accordingly, pursuant to the terms of the debenture, the default gives each investor the option to declare immediately due and payable all obligations under the debentures at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the debenture plus accrued interest thereon (approximately $2.8 million  in total obligations) or (ii) the outstanding principal amount of the debenture plus accrued interest thereon divided by the conversion price on the date of the default (approximately 25,890,000 shares).  To date, none of the investors have exercised such options.  Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the convertible debentures, including all accrued interest and penalties, were satisfied.

Adjustment of Conversion Price under the Securities Purchase Agreement

On December 3, 2007, an investor invoked the right to convert cash liquidated damages due under the registration rights agreement into share of common stock at a conversion price of $0.1095, or 85% of the ten day volume weighted average price of common stock.  Pursuant to the terms of the debentures, conversion of liquidated damages at a conversion price lower than the original conversion price of $0.7500 would cause a downward adjustment of the conversion price for all of the securities offered under the securities purchase agreement, such that the resulting conversion price would equal the lower conversion rate.  As such, the conversion of the debentures and the exercise price of the warrants issued under the securities purchase agreement shall now be equal to $0.1095.  Assuming the conversion of all such debentures, the adjustment will result in the conversion of a total of approximately 16,378,000 shares of common stock. Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the convertible debentures were satisfied.

Adjustment of Series A Preferred Conversion Rate

Pursuant to the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, in the event the Company issued additional shares of common stock at a price per share less than the conversion price of Series A shares into shares of common stock, then the conversion price upon such issuance shall be reduced to a price equal to the consideration per share paid for such additional shares of common stock.

The Company believed the issuance of shares of common stock through the conversion of the aforementioned liquidated damages, as a per share price of $0.1095, triggered a downward adjustment of the Series A conversion rate from $0.5200 to $0.1095.  Consequently, assuming the conversion of approximately 2,891,000 Series A shares currently issued and outstanding, the adjusted conversion rate of $0.1095 will result in the total conversion of approximately 40,919,000 shares of common stock of the Company. Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the convertible debentures were satisfied.

Default of Laurus Security Agreement

The December 2007 default on the debentures triggered an event of default under the Laurus Security Agreement, giving Laurus the right to accelerate payments in connection with the revolving credit facility and, in addition to any other remedies available to it, to foreclose upon the assets securing the facility.  Additionally, Laurus had the right to receive 125% of the unpaid principal balance, plus accrued interest and fees, as the principal became immediately due and payable upon any event of default.  Laurus also was entitled to payment of a default interest rate of 2% per month on all amounts due and such other remedies specified under the agreement governing the facility and under the Uniform Commercial Code.  All amounts due to Laurus were paid before the end of March 2008.  During December 2007, all remaining deferred financing costs were expensed.

Notice of Delisting

On December 28, 2007, the Company filed, on From 12b-25, a Notification of Late Filing of its annual report Form 10-KSB for the period ended September 30, 2007.  On January 18, 2008, pursuant to NASD Marketplace Rule 6530(e)(1)(Rule 6530) the Company’s common stock was suspended from trading on the Over-the-Counter Bulletin Board (“OTCBB”) and the Company’s trading symbol was changed to IMMGE.  These measures were triggered by the Company’s failure to timely file its 10-KSB with the Securities and Exchange Commission.  As this was the Company’s third failure to timely file within the prior two-year period a periodic report with the Securities and Exchange Commission, the Company’s common stock was ineligible for quotation on the OCTBB under Rule 6530; the Company’s common stock will remain ineligible for quotation on the OCTBB until the Company has timely filed in a complete form all required annual and quarterly reports due in a one-year period.

Sale of Seattle Operations and IMA Subsidiary

In May 2008, with the approval of the Bankruptcy Court, the assets of the Seattle operations were sold for $390,000.  As such, these assets, primarily inventory and fixed assets, were written down to these values as of September 30, 2007.

In October 2008, with the approval of the Bankruptcy Court, the stock of IMA was sold for $100,000.  This value indicated that all intangible assets were completely impaired.  As such, these intangible assets were written off as of September 30, 2007.

Default on Certain Leases

As described in Notes 16 and 17, the Company defaulted on its Seattle office lease in 2008.  Certain of the Company’s officers, directors, and stockholders are owners of the company that owned the facility.  The Company vacated these premises in March 2008 and defaulted on the lease.  Due to the related party relationship with the lessors, the Company was not billed a lease cancellation fee or held further responsible for its obligations under the lease agreement.

The Company also leased office facilities in New York for IMA under an operating lease.  This lease was assumed by the new owners of IMA in October 2008.  In connection with the Chapter 11 proceedings, the Company defaulted on its capital leases.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of September 30, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

        •  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

   • provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at September 30, 2007. In arriving at that conclusion, we considered the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not perform a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act.

Review of Practices and Results

In summary, the Company did not conduct sufficient testing of internal controls in 2007 to satisfy COSO requirements. As a result, we intend to put an implementation plan in place whereby sufficient testing to satisfy COSO requirements will be performed, but given the bankruptcy proceedings discussed elsewhere in this Form 10-KSB each plan will not be put in place until we emerge from bankruptcy.

Despite the insufficient testing, we believe that the Company’s consolidated financial statements contained in this Form 10-KSB filed with the SEC fairly present our financial position, results of operations and cash flows for the transition period ending September 30, 2007 in all material respects. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year nor subsequent last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Late Filing of 10-KSB and Trading Suspension Notice

On December 28, 2007, we filed, on Form 12b-25, a Notification of Late Filing of our annual report Form 10-KSB for the period ended September 30, 2007.  On January 18, 2008, pursuant to NASDAQ Marketplace Rule 6530(e)(1)(“Rule 6530”) our common stock was suspended from trading on the Over-the-Counter Bulletin Board (“OTCBB”) and our trading symbol was changed to IMMGE.  These measures were triggered by our failure to timely file our 10-KSB with the SEC.  As this was our third failure to timely file within the prior two-year period a periodic report with the SEC, our common stock is ineligible for quotation on the OCTBB under Rule 6530; our common stock will remain ineligible for quotation on the OCTBB until we have timely filed in a complete form all required annual and quarterly reports due in a one-year period.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management and Board of Directors

As described in Part I, Item 1, of this Form 10-KSB, as a result of the Plan, in February 2009, all of the officers and directors set forth below were removed from their positions and were replaced by Barry Eisenberg as sole officer and director.

The following sets forth the name, age and position of each director and executive officer of our company as of September 30, 2007:

Name	Age	Position(s)
Joseph F. Martinez	58	Chairman of the Board, Chief Executive Officer

Laird Laabs	53	President

Stephen M. Wilson*	52	Chief Financial Officer

Todd Weaver	33	Chief Technology Officer

Michael Medico	61	President, Impart Media Advertising, Inc.

Steven Corey	53	Chief Strategy Officer

J. Scott Campbell	48	Chief Creative Officer

Larry Calkins	53	Director

Ronald Elgin	66	Director

Joachim Kempin	64	Director

*On February 14, 2008, Steven Wilson resigned from his position as Chief Financial Officer.

All directors serve for terms of one year and until their successors are elected and qualified. All officers serve at the pleasure of the board of directors. There are no family relationships among any of the officers and directors.

Biographical information concerning the director nominees is set forth on page 8 under the caption “Election of Directors - Director Nominees”. Biographical information concerning our remaining executive officers is set forth below:

Joseph F. Martinez . Mr. Martinez has served as our Chief Executive Officer since March 2006. He has served as our Chief Financial Officer and the Chairman of our board of directors since June 2005, when we acquired Impart, Inc. in a reverse acquisition. From August 2004 until June 2005, Mr. Martinez served as a director of Impart, Inc. and as its Chief Executive Officer. From 2002 until 2004, he was a financial advisor to Impart, Inc. In 2002, Mr. Martinez formed Core Venture Partners, LLC, a merchant-banking and financial advisory firm. Prior to that, Mr. Martinez was the President and Chief Executive Officer of Centaur Partners, a Silicon Valley-based investment bank, from 1998 to 2002.

Todd Weaver. Mr. Weaver has served as our Chief Technology Officer since February 2006. From September 2005 until February 2006, he served as our Vice President of Technology. From 2003 until February 2005, Mr. Weaver served as a senior design engineer of Amazon.com, Inc. From 1999 until 2003, Mr. Weaver served as Lead Developer of Entertainment Works and, from 1999 until 2006, he was employed as an Internet developer by The American Lung Association.

Laird Laabs. Mr. Laabs has served as our Chief Sales Officer since October 2006 and as a member of our board of directors since June 2005, when we acquired Impart, Inc. in a reverse acquisition. Prior to serving as our Chief Sales Officer, Mr. Laabs served as our President from June 2005 until June 2006 and Chief Marketing Officer from June 2006 to October 2006. Mr. Laabs was a co-founder of Impart, Inc. and, prior to the acquisition, he served as one of its directors and as an executive officer since its incorporation in 1984. From 2001 until the acquisition in June 2005, he served as Impart Inc.’s President. Mr. Laabs also served as Vice President and a director of Media SideStreet Corporation, a provider of subscription-based media content, from May 1995 until June 2005, until it was acquired by Impart, Inc. in June 2005.

Michael Medico. Mr. Medico has served as an Executive Vice President of our company and President of Impart Media Advertising, Inc., our wholly owned subsidiary, since March 2006. Mr. Medico was the founder of E&M Advertising, Inc., NextReflex, Inc. and E&M West/Camelot Media, Inc., the assets of which we purchased in February 2006, and served as a director and chief executive officer of such companies since their respective dates of incorporation in 1981, 2000 and 2002.

Steven Corey. Mr. Corey has served as our Chief Strategy Officer since June 2005, when we acquired Impart, Inc. in a reverse acquisition. Mr. Corey was a co-founder of Impart, Inc. and, prior to the acquisition, served as one of its directors and as its Chairman since its incorporation in 1984. From 1995 until our acquisition of Impart, Inc. in June 2005, Mr. Corey also served as a director of Media SideStreet Corporation, a provider of subscription-based media content that was acquired by Impart, Inc. in June 2005.

J. Scott Campbell. Mr. Campbell has served as our Chief Creative Officer since April 2007. From September 2005 until April 2007, Mr. Campbell served as our Vice President of Creative and Product Design. Prior to joining our company in 2005, Mr. Campbell served as President of Springbrain Inc. since 2001.

Independence of the Board of Directors

The board of directors have adopted Nasdaq’s standards for determining the independence of its members and believes that it interprets these requirements conservatively. In applying these standards, the board of directors considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The board of directors has determined that a majority of its members, namely Messrs. Calkins, Elgin, and Kempin, are independent directors within the meaning of such Nasdaq independence standards in terms of independence from management, such members constituting three (3) of the five (5) members of the board of directors. In making these independence determinations, the board of directors did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

Committees of the Board of Directors

Our board of directors has one standing committee, the Audit Committee, which was established in April 2007. Our board of directors does not have a compensation committee or a nominating committee, or any committee performing similar functions. Our entire board of directors is responsible for these functions. Due to the relatively small size of our company and the resulting efficiency of a board of directors that is also limited in size, our board of directors has determined that it is not necessary or appropriate at this time to establish a separate nominating committee. Our board of directors intends to review periodically whether such committees should be established.

Nominating Committee

As stated above, we do not have a standing nominating committee or any committee performing similar functions. Our board of directors performs the functions typically performed by such a committee and does not act pursuant to the terms of a written charter.

In the absence of a charter, our board of directors uses a variety of methods for identifying and evaluating nominees for director. It regularly assesses the appropriate size of our board of directors, and whether any vacancies exist or are expected due to retirement or otherwise. If vacancies exist, are anticipated or otherwise arise, our board of directors considers various potential candidates for director. The board also determines whether the incumbent directors whose terms expire at the annual meeting of stockholders desire and are qualified to continue their service on our board of directors. We are of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, giving us the benefit of the familiarity and insight into our affairs that our directors have accumulated during their tenure, while contributing to the board of directors’ ability to work as a collective body.

Candidates may come to their attention through current members of our board of directors, stockholders or other persons. Stockholders are encouraged to submit their nominations directly to the board, or to named executive officers, for consideration. These candidates are evaluated at regular or special meetings of our board of directors, and may be considered at any point during the year. Additionally, candidates may be evaluated independently and informally through telephonic communications. In evaluating such recommendations, our board of directors uses the qualifications and standards discussed below and seeks to achieve a balance of knowledge, experience and capability on our board of directors. Our company does not solicit assistance in the identification and evaluation of nominees for director from third parties.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise that may be desired in order to complement the qualifications that already exist among our board of directors. Among the factors that our directors consider when evaluating proposed nominees are their independence, financial literacy, business experience, character, judgment and strategic vision. Other considerations would be their knowledge of issues affecting our business, technical or market insight into our industry, inside involvement as an executive officer or other informed person in our company, their leadership experience and their time available for meetings and consultation on company matters. Our directors seek a diverse group of candidates who possess the background skills and expertise to make a significant contribution to our board of directors, our company and our stockholders. All candidates for the board of directors must be of the highest personal and professional integrity and have demonstrated exceptional ability and judgment.

While our company is not currently listed on a national securities exchange, the board of directors has adopted Nasdaq’s standards for determining the independence of its members and believes that it interprets these requirements conservatively. In applying these standards, the board of directors considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The board of directors has determined that a majority of its members, namely Messrs. Calkins, Elgin, and Kempin, are independent directors within the meaning of such Nasdaq independence standards in terms of independence from management, such members constituting three (3) of the five (5) members of the board of directors. In making these independence determinations, the board of directors did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“Reporting Persons”), to file reports of initial reports of ownership and changes in ownership of our securities. Reporting Persons are required by the Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received or written representations from Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2006, all the Reporting Persons complied with all applicable filing requirements.

ITEM 10.	EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following Summary Compensation Table sets forth certain information concerning the compensation of our Chief Executive Officer and our most highly compensated executive officers, other than the Chief Executive Officer (collectively, the “Named Executive Officers”), for the transitional nine-month period ended September 30, 2007:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Martinez(1) Chief Executive Officer and Chief Financial Officer*	2007	120,000	-0-	61,139	538,950	N/A	N/A	-0-	720,089
Laird Laabs(2) Chief Sales Officer~~*~~	2007	119,940	-0-	-0-		N/A	N/A	-0-	119,940
Steven Corey(3) Chief Strategy Officer	2007	90,850	-0-	-0-	-0-	N/A	N/A	-0-	90,850
Thomas Muniz(4) Chief Operating Officer and Chief Technology Officer	2007	120,000	-0-	-0-	269,475	N/A	N/A	-0-	269,475
Michael Medico(5) Executive Vice President And President, Impart Media Advertising, Inc.	2007	118,145	-0-	-0-	-0-	N/A	N/A	-0-	118,145
Todd Weaver(6) Chief Technology Officer	2007	120,000	-0-	-0-	134,738	N/A	N/A	-0-	254,738
J. Scott Campbell(7) Chief Creative Officer	2007	100,000	-0-	-0-	134,738	N/A	N/A	-0-	234,738

(1)
All of Mr. Martinez’ cash salary represented above for the was accrued but unpaid. We paid $297,491 of such salary (representing the entire outstanding amount) to Mr. Martinez through the issuance of shares of our common stock in January 2006. In addition, we paid Mr. Martinez $61,139 for additional 2007 compensation through the issuance of shares of our common stock in January 2006. The closing price of our common stock on the issuance date as reported on the over-the-counter bulletin board was $0.95 per share. See section caption “Outstanding Equity Awards at Fiscal Year-End” for a discussion with respect to grants of options to purchase shares of our common stock.

(2)
Mr. Laabs was appointed Executive President on August 22, 2007, having previously served as our Chief Sales Officer since October 1, 2006 our Chief Marketing Officer prior to such date.  Mr. Laabs previously served as President of Impart from June 2005 until June 2006. As of June 30, 2005, we entered into a three-year employment agreement with Mr. Laabs that provides an annual base salary of $120,000, plus benefits, and is subject to termination provisions. See section caption “Outstanding Equity Awards at Fiscal Year-End” for a discussion with respect to grants of options to purchase shares of our common stock.

(3)
Mr. Corey was appointed as our Chief Strategy Officer effective June 30, 2005. Prior to June 30, 2005, Mr. Corey served as the Chief Strategy Officer of Impart, which we acquired on June 30, 2005. Compensation paid to Mr. Corey in 2005 included a salary of $40,000 paid by our company after the acquisition of Impart and a salary of $40,000 paid by Impart prior to the acquisition. In 2004, $40,000 of Mr. Corey’s salary represented accrued but unpaid salary. On January 30, 2006, we issued 80,000 shares of our common stock to Mr. Corey in full satisfaction of the $80,000 in accrued but unpaid salary. The closing price of our common stock on the issuance date as reported on the over-the-counter Bulletin Board was $0.95 per share. As of June 30, 2005, we entered into a three-year employment agreement with Mr. Corey that provides an annual base salary of $120,000, plus benefits, and is subject to termination provisions. See section caption “Outstanding Equity Awards at Fiscal Year-End” for a discussion with respect to grants of options to purchase shares of our common stock.

(4)
Mr. Muniz was as appointed as our Chief Operating Officer and Chief Technology Officer effective June 30, 2005. As of June 30, 2005, we entered into a three-year employment agreement with Mr. Muniz that provides an annual base salary of $120,000, plus benefits, and is subject to termination provisions. See section caption “Outstanding Equity Awards at Fiscal Year-End” for a discussion with respect to grants of options to purchase shares of our common stock.  On September 12, 2007, Mr. resigned from his positions as President and Corporate Secretary of our company, effective as of October 1, 2007.

(5)
Mr. Medico was appointed as the Executive Vice President of our company and President of Impart Media Advertising, Inc., our wholly owned subsidiary, effective March 1, 2006. Prior to that time, Mr. Medico served as President of E&M Advertising, Inc. On February 28, 2006, we entered into an employment agreement with Mr. Medico that provides for an annual base salary of $125,000, plus benefits, sales commissions, and yearly bonus based on the divisions performance and is subject to termination provisions.

(6)
Mr. Weaver was appointed as our Chief Technology Officer, effective February 2006. In September 2006, we entered into a three-year employment agreement with Mr. Weaver that provides an annual base salary of $120,000, plus benefits, and is subject to termination provisions. See section caption “Outstanding Equity Awards at Fiscal Year-End” for a discussion with respect to grants of options to purchase shares of our common stock.

(7)
Mr. Campbell was appointed as our Chief Creative Officer, effective April 2007. Mr. Campbell receives an annual salary of $100,000 and does not currently have a formal employment agreement with us. See section caption “Outstanding Equity Awards at Fiscal Year-End” for a discussion with respect to grants of options to purchase shares of our common stock.

Employment Agreements

We had employment agreements with six of our executives: Mr. Michael Medico, Mr. Joseph F. Martinez, Mr. Thomas C. Muniz, Mr. Laird Laabs, Mr. Steven Corey, and Mr. Todd Weaver. These agreements are summarized below and include the ability to receive certain payments from us in the event of certain change of control or termination events.

Joseph F. Martinez

On June 30, 2005, we entered into an employment agreement with Mr. Joseph F. Martinez, pursuant to which Mr. Martinez serves as Chief Financial Officer of our company. The agreement provides for a term of three-years, commencing on June 30, 2005 and terminating on June 29, 2008, with an annual base salary of $120,000. The employment agreement also provides that, in the event his employment is terminated for any reason other than (i) by us for “cause” (as defined) or (ii) by Mr. Martinez for “good reason” (as defined), we will pay to Mr. Martinez a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) the 12-month period following the effective date of termination. The terms of his employment agreement were unchanged as a result of his appointment as Chief Executive Officer.

Michael Medico

On February 28, 2006, we entered into an employment agreement with Mr. Michael Medico, pursuant to which Mr. Medico serves as an Executive Vice President of our company and President of our advertising division. The terms of the agreement expire on December 31, 2008. The agreement provides that Mr. Medico will receive an annual base salary of $125,000. In addition to his base salary, Mr. Medico will be entitled to receive an annual cash bonus based on a percentage of our Advertising Division’s EBITDA (as defined) and cash commissions equal to a percentage of the advertising sales by our Advertising Division and of certain hardware sales by our company. In the event his employment is terminated for any reason other than (i) by us for “cause” (as defined) or (ii) by him for “good reason” (as defined), we are required to pay Mr. Medico a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) the 12-month period following the effective date of termination.

Laird Laabs

On June 30, 2005, we entered into an employment agreement with Mr. Laird Laabs, pursuant to which Mr. Laabs serves as President of our company. The agreement provides for a term of three-years, commencing on June 30, 2005 and terminating on June 29, 2008, with an annual base salary of $120,000. His employment agreement also provides that, in the event his employment is terminated for any reason other than (i) by us for “cause” (as defined) or (ii) by Mr. Laabs for “good reason” (as defined), we will pay to Mr. Laabs a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) the 12-month period following the effective date of termination. Mr. Laabs resigned from his position of President in June 2006, concurrent with his appointment as our Chief Marketing Officer. Mr. Laabs resigned from his position as Chief Marketing Officer in October 2006, concurrent with his appointment as our Chief Sales Officer. The terms of his employment agreement were unchanged as a result of his resignation as President and appointment as Chief Marketing Officer and resignation as Chief Marketing Officer and appointment as Chief Sales Officer.

Steven Corey

On June 30, 2005, we entered into an employment agreement with Mr. Steven Corey, pursuant to which Mr. Corey serves as Chief Strategy Officer of our company. The agreement provides for a term of three-years, commencing on June 30, 2005 and terminating on June 29, 2008, with an annual base salary of $120,000. The employment agreement also provides that, in the event his employment is terminated for any reason other than (i) by us for “cause” (as defined) or (ii) by Mr. Corey for “good reason” (as defined), we will pay to Mr. Corey a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) the 12-month period following the effective date of termination.

Todd Weaver

On September 1, 2006, we entered into an employment agreement with Mr. Todd Weaver, pursuant to which Mr. Weaver serves as Chief Technology Officer of our company. The agreement provides for a term of three-years, commencing on September 1, 2006 and terminating on August 31, 2009, with an annual base salary of $120,000. The employment agreement also provides that, in the event his employment is terminated for any reason other than (i) by us for “cause” (as defined) or (ii) by Mr. Weaver for “good reason” (as defined), we will pay to Mr. Weaver a severance amount equal to his annual base salary, pro-rated, for the lesser of (x) the remainder of the original term of the agreement or (y) the 12-month period following the effective date of termination.

Outstanding Equity Awards at Fiscal Year-End

As described in Part I, Item 1 of this Form 10-KSB, all outstanding equity award set forth below have been cancelled.

The following table sets forth information with respect to the outstanding equity awards for each named executive officer, including unexercised options, stock that has not vested, and equity incentive plan awards, outstanding as of September 30, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Martinez(1)	50,000	-0-	25,000 500,000	0.77 1.10	12/28/10 8/21/16	N/A	N/A	N/A	N/A
Thomas C. Muniz(2)	50,000	-0-	25,000 250,000	0.77 1.10	12/28/10 8/21/16	N/A	N/A	N/A	N/A
Laird Laabs(3)	50,000	-0-	25,000	0.77	12/28/10	N/A	N/A	N/A	N/A
Steven Corey(4)	50,000	-0-	25,000	0.77	12/28/10	N/A	N/A	N/A	N/A
Todd Weaver(5)	40,000	-0-	20,000 125,000	0.70 1.10	12/28/10 8/21/16	N/A	N/A	N/A	N/A
J. Scott Campbell(6)	40,000	-0-	20,000	0.70	12/28/10	N/A	N/A	N/A	N/A

(1)
On August 21, 2006, we granted Mr. Martinez options to purchase 500,000 shares of our common stock at an exercise price of $1.10 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting August 21, 2007 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire August 21, 2016. On December 28, 2005, we also granted Mr. Martinez options to purchase 75,000 shares of our common stock at an exercise price of $0.77 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting December 28, 2005 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire December 28, 2010.

(2)
On August 21, 2006, we granted Mr. Muniz options to purchase 250,000 shares of our common stock at an exercise price of $1.10 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting August 21, 2007 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire August 21, 2016. On December 28, 2005, we also granted Mr. Muniz options to purchase 75,000 shares of our common stock at an exercise price of $0.77 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting December 28, 2005 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire December 28, 2010.  On September 12, 2007, Mr. Muniz resigned from his positions as President and Corporate Secretary of our company, effective as of October 1, 2007.

(3)
On December 28, 2005, we granted Mr. Laabs options to purchase 75,000 shares of our common stock at an exercise price of $0.77 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting December 28, 2005 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire December 28, 2010.

(4)
On December 28, we granted Mr. Corey options to purchase 75,000 shares of our common stock at an exercise price of $0.77 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting December 28, 2005 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire December 28, 2010.

(5)
On August 21, 2006, we granted Mr. Weaver options to purchase 125,000 shares of our common stock at an exercise price of $1.10 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting August 21, 2007 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire August 21, 2016. On December 28, 2005, we also granted Mr. Weaver options to purchase 60,000 shares of our common stock at an exercise price of $0.70 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting December 28, 2005 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire December 28, 2010.

(6)
On August 21, 2006, we granted Mr. Campbell options to purchase 125,000 shares of our common stock at an exercise price of $1.10 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting August 21, 2007 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire August 21, 2016. On December 28, 2005, we also granted Mr. Campbell options to purchase 60,000 shares of our common stock at an exercise price of $0.70 per share. These options shall vest in three equal installments of 33.3% of the amount granted with the first installment vesting December 28, 2005 and the remaining installments vesting on each of the next two anniversaries thereafter, subject to his continued employment. These options expire December 28, 2010.

Board of Directors Compensation

Although we currently do not have a formal policy with respect to board of director compensation, we have granted our non-employee directors options to purchase shares of our common stock in an effort to attract, motivate and retain high performing independent members of our board of directors. We do not pay any of our directors cash fees in consideration for their services, attendance at board of director or committee meetings nor do we pay our directors in consideration for chairing a committee.

Employee directors are not additionally compensated for board services. Upon being elected to our board of directors, non-employee independent directors are eligible to receive a grant of ten-year stock options to purchase 6,000 shares of our common stock, which vest over a three-year period and have an exercise price equal to the fair market value of our common stock on the date of grant.

Directors who also serve as our executive officers do not receive additional compensation in respect of their services as directors. For further information on individual issuances and grants to executive officers, please see the “Summary Compensation Table” above.

The following table sets forth information with respect to director compensation during the transition period ended September 30, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Martinez	-0-	-0-	-0-	N/A	N/A	-0-	N/A
Laird Laabs	-0-	-0-	-0-	N/A	N/A	-0-	N/A
Larry Calkins(1)	-0-	-0-	26,948	N/A	N/A	-0-	26,948
Ronald Elgin(3)	-0-	-0-	26,948	N/A	N/A	-0-	26,948
Joachim Kempin(3)	-0-	14,700	26,948	N/A	N/A	-0-	41,648

(1)
On August 21, 2006, we granted Mr. Calkins options to purchase 25,000 shares of our common stock, valued at an exercise price of $1.10 per share. These options vest in three equal installments of 33.3% of the amount granted, with the first installment vesting on August 21, 2007 and the remaining installments vesting on each of the subsequent anniversaries thereafter, subject to his continued participation as a board member. These options expire on August 21, 2016.

(2)
On August 21, 2006, we granted Mr. Elgin options to purchase 25,000 shares of our common stock at an exercise price of $1.10 per share. These options vest in three equal installments of 33.3% of the amount granted, with the first installment vesting August 21, 2007 and the remaining installments vesting on each of the subsequent anniversaries thereafter, subject to his continued participation as a board member. These options expire August 21, 2016.

(3)
On August 21, 2006, we granted Mr. Calkins options to purchase 25,000 shares of our common stock at an exercise price of $1.10 per share. These options vest in three equal installments of 33.3% of the amount granted, with the first installment vesting August 21, 2007 and the remaining installments vesting on each of the subsequent anniversaries thereafter, subject to his continued participation as a board member. These options expire August 21, 2016. We had previously issued 6,000 shares of our common stock, valued at $14,700 to Mr. Kempin on April 21, 2006 in consideration for the performance of consulting and advisory services prior to becoming a member of our board of directors. On February 11, 2008, Joachim Kempin resigned from the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

On February 24, 2006, our board of directors adopted and approved our Incentive Plan (as amended, the “Incentive Plan”). Amended on December 29, 2006, the Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to an aggregate of 5,000,000 shares of our common stock.

As of April 16, 2007, we granted options to purchase 4,214,500 shares of our common stock under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our board of directors.

The following table summarizes the number of securities to be issued upon exercise of outstanding options, warrants, and rights, as well as number of securities remaining available for future issuance under our Incentive Plan, as of the transition period ended September 30, 2007:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders(1)	1,245,270	N/A	-0-
2006 Equity Incentive Plan(2)	1,911,250	0.97	88,750
Laurus Master Funds Ltd. (3)	981,000	0.48	-0-
Series A Preferred transaction (4)	3,338,714	1.64	-0-
Total	4,985,694	N/A	88,750

(1)	Equity compensation plans not approved by security holders includes all options, warrants, and rights unexercised as of transition period ended September 30, 2007.

(2)	Our Incentive Plan allows for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

(3)	We also issued warrants to Laurus Master Fund, Ltd. in connection with financing they provided to us.

(4)	We also issued warrants to certain holders of our Series A Preferred Stock in connection with the issuance of Series A Preferred Stock.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As described in Part I, Item 1 of this Form 10-KSB, all of the equity interests set forth below have been cancelled.

The following table sets forth the names, addresses and number of shares of our common stock and Series A Preferred Stock beneficially owned by all persons known to us to formerly be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group:

Name of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class(1)

Steven Corey	3,136,998 (2)	13.2%
Laird Laabs	2,605,913 (3)	11.0%
Joseph F. Martinez	1,039,186 (4)	4.4%
Thomas C. Muniz	947,969 (5)	4.0%
Michael Medico	931,453 (6)	3.9%
Todd Weaver	84,667 (7)	*
J. Scott Campbell	84,667 (~~8~~)	*
Joachim Kempin	18,333 (9)	*
Larry Calkins	12,333 (10)	*
Stephen M. Wilson (12)	0	*
Ronald Elgin	8,333 (11)	*
All directors and named executive officers as a group (10 persons) (13)	8,869,852	37.4%
_________________

*	Constitutes less than 1%.

(1)
For purposes of this table, information as to the beneficial ownership of shares of our common stock is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock and Series A Preferred Stock are beneficially owned, and sole investment and voting power is held, by the person named. The percentages in this table are based upon a total of 23,703,702 shares outstanding as of April 16, 2007, not including 2,903,229 shares issuable upon conversion of the outstanding shares of our Series A Preferred Stock. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person has the right to acquire within 60 days after April 16, 2007. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after April 16, 2007 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

(2)	Includes 2,510,913 shares of our common stock owned of record and 50,000 shares of our common stock issuable upon the exercise of outstanding options.

(3)
Includes 2,510,913 shares of our common stock owned of record, 50,000 shares of our common stock issuable upon the exercise of outstanding options, 20,000 shares of our common stock held of record by Mr. Laabs’ wife and an aggregate of 25,000 shares of our common stock held of record by Mr. Laabs’ children.

(4)	Includes 822,519 shares of our common stock owned of record and 216,667 shares of our common stock issuable upon the exercise of outstanding options.

(5)
Includes 814,636 shares of our common stock owned of record and 133,333 shares of our common stock issuable upon the exercise of outstanding options.  On August 12, 2007, Mr. Muniz resigned from his positions of President and Secretary of the Company.

(6)	Includes 881,453 shares of our common stock owned of record and 50,000 shares of our common stock issuable upon the exercise of outstanding options.

(7)	Includes 3,000 shares of our common stock owned of record and 81,667 shares of our common stock issuable upon the exercise of outstanding options.

(8)	Includes 3,000 shares of our common stock owned of record and 81,667 shares of our common stock issuable upon the exercise of outstanding options.

(9)
Includes 6,000 shares of our common stock owned of record and 12,333 shares of our common stock issuable upon the exercise of outstanding options.  On February 11, 2008, Joachim Kempin resigned from the Board of Directors.

(10)	Represents 12,333 shares of our common stock issuable upon the exercise of outstanding options.

(11)	Represents 8,333 shares of our common stock issuable upon the exercise of outstanding options.

(12)	On February 14, 2008, Steven Wilson resigned from his position as Chief Financial Officer.

(13)	None of the shares held by Management are subject to pledge as security.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

Mr. Laird Laabs and Mr. Steven Corey, each formerly an officer of the Company and formerly a beneficial holder of more than 10% of the outstanding shares of the Company, were parties to a Registration Rights Agreement, dated as of June 30, 2005, with the Company, pursuant to which such persons have demand and “piggyback” registration rights with respect to certain shares of our common stock owned by them.

Promissory Notes and Other Financing Arrangements

On June 30, 2005, the Company issued a promissory note to Mr. Tom O’Rourke, our former Executive Vice President of Marketing, in the principal amount of $250,000 as payment in part of the purchase price paid by Impart, Inc. for substantially all of the assets of iPoint Networks, LLC, a company owned by Mr. O’Rourke. The promissory note bore interest at the rate of 8% per year and matured on June 30, 2006. We paid all outstanding amounts due under this promissory note in January 2006.

On April 20, 2005, the Company issued a three year promissory note to Bruce Corey, Steven Cory’s father, in the principal amount of $150,000 in consideration for a loan made by Bruce Corey in the principal amount, at an interest rate of 12% per year. The amounts due under this promissory note are currently outstanding.

On November 4, 2005, we entered into an agreement (the “Letter Agreement”) with certain stockholders of our company, including Joseph Martinez, our Chief Executive Officer, Chief Financial Officer and Chairman, Laird Laabs, our Chief Sales Officer and one of our directors, Steven Corey, our Chief Strategy Officer, and Tom Muniz, our Chief Operating Officer and Chief Technology Officer, pursuant to which we agreed to issue to each of such stockholders a promissory note in lieu of the issuance of the additional shares of our common stock that were required to be issued under the terms of the Agreement and Plan of Merger, dated as of June 30, 2005, among Impart, our company and Limelight Merger II Corp., a Washington corporation (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each stockholder who owned shares of Impart (the “Impart Stockholders”) as of June 30, 2005 was entitled to receive a certain number of additional shares of our common stock following the consummation of such transaction. The aggregate number of shares issuable was approximately 2,875,000 million shares. The Letter Agreement provided that the principal amount of each such promissory note issued in lieu of shares would equal the number of additional shares of common stock that such IMPART Stockholder was entitled to receive pursuant to the Merger Agreement multiplied by $.08. In connection with the Letter Agreement, we issued promissory notes to the IMPART Stockholders in the aggregate principal amount of $4.6 million. The principal amount of such promissory notes, together with accrued interest thereon at the rate of 6% per annum, was to be paid on or before November 4, 2007. Effective December 30, 2005, the IMPART Stockholders agreed to cancel such promissory notes and to convert the outstanding principal and interest represented thereby into an aggregate of 2,934,991 shares of our common stock.

During April 2005, we issued two promissory notes to Laird Laabs, our Chief Sales Officer and a director of our company, and Steven Corey, our Chief Strategy Officer, in the amounts of $16,000 and $20,000, respectively, to pay for equipment we purchased from Impart. The promissory note issued to Mr. Laabs accrued interest at the rate of 20% per annum. The promissory note issued to Mr. Corey accrued interest at the rate of 8.5% percent per annum. We paid both of these promissory notes in full on April 11, 2006.

On June 30, 2005, Impart entered into an asset purchase agreement with Media Side Street Corporation (“MSSCO”) to purchase substantially all of the assets of MSSCO for a purchase price of $1,027,965. Laird Laabs, who also serves as our Chief Sales Officer, and Steven Corey, who serves as our Chief Strategy Officer, were stockholders of MSSCO at the time. Thomas Muniz, our Chief Operating Officer and Chief Technology Officer was the founder and served as the President of MSSCO.

Certain Relationships

Anthony Medico, the son of Michael Medico, our Executive Vice President and President of our wholly-owned subsidiary, Impart Media Advertising, Inc., is employed by us as our Executive Vice President of Operations for Impart Media Advertising, Inc. He was paid $118,145 in consideration of services performed during the fiscal year ended 2006.

Lease Agreement

We were the tenant under a lease agreement, dated June 24, 1998, with 1300 North Northlake Way LLC, a Washington limited liability company (the “Landlord”). The principals of the Landlord were Laird Laabs, our Chief Sales Officer and a director of our company, and Steven Corey, our Chief Strategy Officer. Mr. Laabs and Mr. Corey were each beneficial owners of in excess of 10% of the outstanding common stock of our company. During fiscal years ended 2005 and 2006, we paid to the Landlord rent in the aggregate amounts of $177,200 and $180,000, respectively.

ITEM 13.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	Impart Media Group, Inc.
April 3, 2009
By: /s/ Joseph Martinez
Joseph Martinez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Joseph Martinez	Chief Executive Officer (principal executive officer),
Joseph Martinez	Chief Financial Officer (principal accounting officer)
April 3, 2009	and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of June 30, 2005, by and among our company, Limelight Merger II Corp. and IMPART, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated June 30, 2005, as filed with the Commission on July 7, 2005).

2.2	Asset Purchase Agreement, dated as of February 28, 2006, by and among our company, Impart Media Advertising, Inc., E&M Advertising, Inc., E&M West/Camelot Media, Inc. and NextReflex, Inc (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated February 28, 2006, as filed with the Commission on March 6, 2006).

2.4	Order Confirming Plan Of Reorganization. Incorporated by reference to the Company’s Form 8-K filed February 27, 2009

2.5	Plan Of Reorganization. Incorporated by reference to the Company’s Form 8-K filed February 27, 2009

3.1	Articles of Incorporation dated as of May 17, 1996 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the Commission on October 27, 2000).

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

10.33	Form of Amended and Restated Series A Warrant (incorporated by reference to Exhibit 10.2 to our Form 8-K, dated March 22, 2007 as filed with the Commission on March 28, 2007).
10.34	Restructuring Agreement. Incorporated by reference to the Company’s Form 8-K filed June 12, 2008.
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

21.1	List of Subsidiaries.

Impart, Inc., a Washington corporation.
Impart Media Advertising, Inc., a Nevada corporation.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Press Release dated October 26, 2007. Incorporated by reference to the Company’s Form 8-k filed October 26, 2007

99.1.1	Press Release filed January 3, 2008. Incorporated to the Company’s Form 8-K filed January 24, 2008.

99.2	Disclosure Statement. Incorporated by reference to the Company’s Form 8-k filed February 27, 2009.
_________________

* Filed herewith