Form 10-Q
period 2007-12-31
IMPART MEDIA GROUP INC
filed 2009-05-01
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

Due to the Company's bankruptcy, the Company has no shares of common or preferred stock currently outstanding. The Company's common stock currently trades on the OTC Bulletin Board under the symbol “IMMG”.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

The unaudited consolidated financial statements of Impart Media Group, Inc. (“we,” “us,” “our,” “the Company” and “IMG”) as of the three months ended December 31, 2007 and 2006 are attached hereto.  The Company's consolidated financial statements are denominated in United States currency and are prepared in accordance with accounting principles generally accepted in the United States.

It is the opinion of management that the interim consolidated financial statements for the three months ended December 31, 2007 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.  These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company's September 30, 2007 audited annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim consolidated financial statements be read in conjunction with the Company's September 30, 2007 audited annual consolidated financial statements.

Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (Unaudited)	September 30,2007 (Audited)
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash	$227	$169
Restricted cash	84	143
Accounts receivable, net	7,421	5,468
Inventories	84	85
Prepaid expenses and other current assets	37	45

Total current assets	7,853	5,910
Fixed assets, net	374	410
Deferred financing costs, net	—	1,431
Other assets	40	40

Total assets	$8,267	$7,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,246	$8,101
Accrued liabilities	1,085	260
Customer deposits	12	15
Line of credit	1,419	2,349
Notes payable to related parties — current portion	120	76
Convertible debentures	2,100	—
Capital lease obligations — current portion	48	48
Stock and other amounts payable to former IMA owners	200	200

Total current liabilities	16,230	11,049
Convertible debentures, net of current portion	—	1,609
Notes payable to related parties, net of current portion	150	150
Capital lease obligations, net of current portion	27	39

Total liabilities	16,407	12,847

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized: 2,903,229 shares issued and outstanding	3	3
Common stock, $0.001 par value; 100,000,000 shares authorized:
23,959,248 shares issued and outstanding as of December 31, 2007 and September 30, 2007	24	24
Additional paid in capital	20,377	20,377
Accumulated deficit	(28,544)	(25,460)

Total stockholders’ equity (deficit)	(8,140)	(5,056)

Total liabilities and stockholders’ equity (deficit)	$8,267	$7,791

See notes to condensed consolidated financial statements

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2007	2006
	(In thousands, except per share data)
Revenue
Media services	$1,438	$1,110
Managed subscriptions	68	82
Consulting and design services	14	94
Equipment sales	321	1,005

Total revenue	1,841	2,291

Cost of revenue	479	975

Gross profit	1,362	1,316

Other operating expenses
Wages and salaries	1,203	1,155
Selling and marketing	25	180
General and administrative	494	1,336
Depreciation and amortization	46	199

Total other operating expenses	1,768	2,870

Loss from operations	(406)	(1,554)

Other income (expense):
Other income and expense, net	(39)	—
Interest expense	(2,639)	(235)

Total other expense	(2,678)	(235)

Net loss	$(3,084)	$(1,789)

Net loss attributable to common stockholders:
Net loss	$(3,084)	$(1,789)
Revaluation of Series A preferred – conversion price reduction	—	(974)
Revaluation of Series A preferred – warrant exercise price reduction	—	(935)
Accretion of dividends on Series A preferred stock	—	183

Net loss attributable to common stockholders	$(3,084)	$(3,515)

Net loss per common share — basic and diluted	$(0.13)	$(0.16)

Shares used in computing net loss per share — basic and diluted	23,959	22,470

See notes to condensed consolidated financial statements

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(3,084)	$(1,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash wages and salaries related to stock options	—	224
Non-cash general and administrative expenses:
Amortization of prepaid consulting expense	—	(206)
Warrants issued for earned consulting services	—	(342)
Common stock issued to settle legal dispute	—	268
Non-cash interest expense:
Warrants issued to bridge lenders	—	206
Common stock issued to senior executives upon conversion of notes payable	—	40
Amortization of deferred financing costs on line of credit:
Warrants	—	539
Other deferred financing costs	1,430	114
Common stock issued to Laurus for extended filing date	—	52
Other non-cash interest expense	491	(535)
Bad debt expense	—	14
Depreciation and amortization	46	199
Other adjustments	—	(34)
Changes in assets and liabilities, excluding assets and liabilities from acquisitions:
Accounts receivable	(1,953)	(1,249)
Inventories	1	441
Prepaid expenses and other current assets	8	1,350
Other assets	—	(451)
Accounts payable	3,015	1,563
Other current liabilities	952	(33)

Net cash provided by operating activities	906	371

Investing activities:
Purchases of fixed assets	(10)	(26)

Net cash used in investing activities	(10)	(26)

Financing activities:
Payments on capital lease obligations	(11)	(15)
Net borrowings (repayments) on line of credit	(827)	(484)
Proceeds from the sale of common stock	—	223

Net cash used in financing activities	(838)	(276)

Net increase in cash and cash equivalents	58	69
Cash — beginning of period	169	195

Cash — end of period	$227	$264

Supplemental disclosure:
Cash paid for interest	$87	$44

See notes to condensed consolidated financial statements

IMPART MEDIA GROUP, INC.
(Debtors-In-Possession as of May 21, 2008)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Chapter 11 Reorganization

Following the filing of an involuntary petition on February 14, 2008, Impart Media Group, Inc. (the "Company") consented to bankruptcy relief, and the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order for relief under Chapter 11 on May 21, 2008.  Thereafter, the Company has operated as a debtor-in-possession pursuant to 11 U.S.C. Sections 1107 and 1108.  Additionally, one of the Company’s subsidiaries, Impart, Inc. (“Impart”), filed its own voluntary petition under Chapter 11 on May 21, 2008 and the two bankruptcy cases were administered jointly.  The Company’s subsidiary, Impart Media Advertising, Inc. ("IMA"), was not included in the bankruptcy filing and the Company subsequently sold its ownership interest to IMA’s management, with Bankruptcy Court approval.

On September 17, 2008, the Company and Impart (together, the “Debtors”) and Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., and Hudson Overseas Fund, Ltd. (the “Creditor Proponents”) filed with the Bankruptcy Court a plan of reorganization (“the Plan”) consolidating the two cases.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court and went effective on February 11, 2009 (the “Effective Date”).  Pursuant to the Plan, administrative and priority creditors will be paid 100% of their claims and general unsecured creditors will receive their pro-rata share of the remaining cash.  The Creditor Proponents waived cash distributions on all of their claims and will receive equity in the reorganized company.  Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the convertible debentures were satisfied.

The Company's unaudited condensed consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the unaudited condensed consolidated financial statements, the Company has sustained substantial losses and has relied primarily on sales of securities and proceeds from borrowings for operating capital, which, along with the Chapter 11 filing under the Bankruptcy Code, raise substantial doubt about the Company's ability to continue as a going concern.

Note  2.  Description of Business

The Company, which was headquartered in Seattle, Washington, provided digital signage in the business-to-consumer media sector.  The Company also provided consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through the Company's authorized distributors).  As a result of the Company's acquisition of E&M Advertising, Inc. and its affiliates, renamed IMA, in February 2006, the Company also provided offline and online direct response advertising capabilities.  As described in Note 11, the Company's Seattle operations were sold in May 2008 and IMA was sold in October 2008.  The Company currently has no operating activities.

Note 3.  Summary of Significant Accounting Policies

Basis of Preparation —The accounting policies used in the preparation of the Company's audited Consolidated Financial Statements are disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.  The accompanying unaudited interim financial statements should therefore be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB.  In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature considered necessary to present fairly the financial position for the periods shown.  Quarterly results are not necessarily indicative of the results which may be expected for the full fiscal year.

Loss per Share — Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period.  Diluted loss per share, which would include the effect of the conversion of unexercised stock options, unexercised warrants to purchase common stock, and convertible preferred stock, is not separately computed because inclusion of such conversions is antidilutive.  In these cases, basic and diluted loss per share is the same.

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows as of December 31, 2007 and 2006:

	2007	2006
Convertible debentures	16,378,000	0
Convertible Series A preferred stock	2,903,229	106,763
Common stock options	0	1,911,250
Common stock warrants	5,646,194	5,235,694
Total	24,927,423	7,253,707

As more fully described in the Form 10-KSB for September 30, 2007, all incentive stock options were deemed forfeited in December 2007. Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

Advertising Costs — The Company expenses the costs of producing advertisements at the time production occurs and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs were $12,813 and $22,614 for the three months ended December 31, 2007 and 2006, respectively.

Revenue Recognition — The Company's revenue recognition policies are based on the requirements of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” the provisions of AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and the guidance set forth in EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectability is reasonably assured, and fees are fixed or determinable.

Substantially all of the Company's revenues are generated from media services which consist of sales of brokered advertising and certain other consulting, content creation, and Internet-based advertising fees.  Because the Company typically acted as an agent on behalf of the Company's advertising clients, brokered advertising revenues were recorded based on the net commissions earned.  Media services revenues from consulting, content creation, and Internet-based advertising fees were recorded at their gross billing amounts.

The gross and net billing amounts included in operating revenues for the three months ended December 31, 2007 and 2006 are as follows (in thousands):

	Three Months ended December 31,
	2007	2006
Consolidated gross revenues	$10,693	$9,000
Direct cost of sales	(8,852)	(6,709)
Consolidated net revenues	$1,841	$2,291

Revenue from equipment sales is generally recognized when products were shipped and ownership passes to the customer.  Revenue from management subscriptions is recorded in the month the service was provided.  Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method under SOP 81-1.  There were no significant contracts in process at December 31, 2007 or December 31, 2006.

Recent Accounting Pronouncements — In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company's fiscal year ending September 30, 2009, the Company will become subject to the requirement to include in the Company's annual report management’s assessment of internal controls over financial reporting.  This assessment will require us to document and test the Company's internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company's independent registered public accountants will be required to audit the Company's assessment of internal controls for the Company's fiscal year ending September 30, 2010.

Note 4. Certain Assets and Liabilities

As a result of the Plan, certain assets and liabilities will be settled for less than amounts shown on the accompanying balance sheet, as follows:

Accounts Receivable - Accounts receivable at December 31, 2007 and September 30, 2007 is comprised as follows:

	December 31, 2007	September 30, 2007
IMG (in bankruptcy)	$218	$254
IMA (not in bankruptcy)	7,203	5,214
Total accounts receivable	$7,421	$5,468

Fixed assets, which primarily related to the Company, were written down to their net realizable value at September 30, 2007 and were sold pursuant to the Plan.  In addition, inventory at December 31, 2007 and September 30, 2007, which solely related to the Company, was sold pursuant to the Plan.

Accounts Payable- Accounts payable at December 31, 2007 and September 30, 2007 is comprised as follows:

	December 31, 2007	September 30, 2007
IMG (in bankruptcy)	$622	$603
IMA (not in bankruptcy)	10,624	7,498
Total accounts payable	$11,246	$8,101

Accrued Expenses – Accrued expenses at December 31, 2007 and September 30, 2007 is comprised as follows:

	December 31, 2007	September 30, 2007
IMG (in bankruptcy)	$819	$169
IMA (not in bankruptcy)	266	91
Total accrued expenses	$1,085	$260

All of the remaining liabilities on the balance sheet as of December 31, 2007 and September 30, 2007 relate solely to the Company and are subject to compromise due to the bankruptcy as described in Note 1.

Note 5.  Line of Credit

In January 2006, the Company entered into an agreement with Laurus Master Fund, Ltd. (“Laurus”) pursuant to which Laurus agreed to provide us with a revolving credit facility of up to $6 million (the “Facility”).

The security agreement under the Facility defines an event of default as any default in the performance of any other agreement relating to any of the Company's indebtedness, the effect of which default is to cause, or permit the holder or holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity of such contingent obligation to become payable.  Accordingly, the default on the debentures (as discussed in Note 6) triggered an event of default under the Laurus Security Agreement as of December 1, 2007, giving Laurus the right to accelerate payments in connection with the Facility and, in addition to any other remedies available, to foreclose upon the assets securing the facility.  Additionally, Laurus had the right to receive 125% of the unpaid principal balance, plus accrued interest and fees, as said principal became immediately due and payable upon any event of default.  Laurus also was entitled to payment of a default interest rate of 2% per month on all amounts due and such other remedies specified under the agreement governing the facility and under the Uniform Commercial Code.  All remaining deferred financing costs were expensed in the quarter ended December 31, 2007.

At December 31, 2007 and September 30, 2007, respectively, the Company held $0.2 million and $0.1 million in cash identified as restricted under the Facility.  This restricted cash is comprised of customer payments received into bank lockbox accounts.  The restricted funds are swept from the accounts and applied against the revolving credit line balance in accordance with the terms of the agreement.

See Note 11 as to the repayment of all amounts due to Laurus in March 2008.

Note 6.  Convertible Debentures

In February 2009, the Convertible Debentures, including all accrued interest and penalties, were satisfied in exchange for equity in the Reorganized Company.

In May 2007, the Company entered into a Securities Purchase Agreement with six institutional investors, pursuant to which the Company agreed to sell unsecured convertible debentures (the “Convertible Debentures”) in the aggregate principal amount of $2.1 million.  In connection with the issuance of the Convertible Debentures, the Company paid to a placement agent cash fees of approximately $150,000 and issued five-year warrants to purchase an aggregate of 280,000 shares of common stock with an exercise price of $0.52 per share, which contractually were due to expire on May 24, 2012.

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

The cash fees paid and the value of the warrants in association with the issuance of Convertible Debentures were recorded as deferred finance costs totaling approximately $302,000.  Due to the default described in the following paragraphs, all remaining deferred finance costs have been expensed in the quarter ended December 31, 2007.  As a result, the total discount on the notes equaled $694,000.  Due to the default described in the following paragraphs, all remaining debt discount has been expensed in the quarter ended December 31, 2007.

Under the terms of the debentures, the Company was required to commence monthly redemption against the principal debenture amount on December 1, 2007.  In lieu of making such principal payment on December 1, 2007, the Company commenced negotiations to restructure the Company's obligations under the terms of the Convertible Debentures on December 3, 2007.  The Company did not obtain a waiver and was declared in default.

Pursuant to the terms of the Convertible Debentures, the default gave each investor the option to declare immediately due and payable all obligations under the Convertible Debentures at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the debenture plus accrued interest thereon or (ii) the outstanding principal amount of the debenture plus accrued interest thereon divided by the conversion price on the date of the default (approximately 25,890,000 shares).  As of December 31, 2007, the Company accrued the 30% penalty totaling $630,000, which is reflected as additional interest expense.

On December 3, 2007, one investor invoked the right to convert cash liquidated damages into shares of common stock at a conversion price of $0.1095, or 85% of the ten day volume weighted average price of common stock.  Pursuant to the terms of the debentures, conversion of liquidated damages at a conversion price lower than the original conversion price of $0.75 would cause a downward adjustment of the conversion price for all of the securities offered under the Securities Purchase Agreement, such that the resulting conversion price would equal the lower conversion rate.  As such, the conversion of the debentures and the exercise price of the warrants issued under the securities purchase agreement are equal to $0.1095 at December 31, 2007.  Assuming the conversion of all such debentures, the adjustment would have resulted in the conversion of a total of approximately 16,378,000 additional shares of common stock.

Note 7.  Stockholders’ Equity

In connection with the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

Adjustment of Series A Conversion Rate— Pursuant to provision of the Series A Preferred Stock, in the event the Company issued additional shares of common stock at a price per share less than the conversion price of Series A shares into shares of common stock, then the conversion price upon such issuance is reduced to a price equal to the consideration per share paid for such additional shares of common stock.

As a result of the default on the Convertible Debentures discussed in Note 6, the conversion rate on the Series A Preferred Stock was adjusted from $0.5200 to $0.1095 per share.  Consequently, assuming the conversion of approximately 2,891,000 Series A shares currently issued and outstanding, the adjusted conversion rate of $0.1095 would have resulted in the conversion to approximately 40,919,000 shares of common stock of the Company.

Note 8.  Share-Based Payments

In connection with the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

Stock Options —Stock options to purchase shares of the Company's common stock were granted under the Company's 2006 Equity Incentive Plan at prices at or above the fair market value on the date of grant.  The following summarizes stock option activity during the three month period ended December 31, 2007:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at September 30, 2007	679,166	4,272,084	$0.66
Granted	(400,000)	400,000	0.24
Exercised
Forfeited	4,672,084	(4,672,084)
Expired
Balance at December 31, 2007	4,951,250	0
Options exercisable as of December 31, 2007		0

At December 31, 2007, there were no options outstanding and 4,951,250 shares were available for future grants or awards under the Company's 2006 Equity Incentive Plan.

A summary of the Company's unvested stock grants and changes during the quarter ended December 31, 2007 is as follows:

Shares
Unvested at October 1, 2007	2,699,334
Granted during 2007	400,000
Vested during 2007, and other changes	(3,099,334)
Unvested at December 31, 2007	0

At September 30, 2007, management determined that a forfeiture rate of 100% was determined to be appropriate, and as such, all expense recognition associated with the Company's 2006 Equity Incentive Plan ceased.  As a result, no stock-based compensation was recognized during the three months ended December 31, 2007.  In addition, in connection with the default under the Convertible Debentures as described in Note 6, all options were considered forfeited under their terms in December 2007.  Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

The fair value of stock-based awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three months ended December 31, 2007 as follows:

2007
Expected life in years	5.0 – 10.0
Volatility	141% - 190%
Interest rate	4.8% - 5.9%
Yield rate	0%

Note 9.  Commitments and Contingencies

Contingencies — The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company's management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

Note 10. Late Filing of SEC Report

On December 28, 2007, the Company filed, on Form 12b-25, a Notification of Late Filing of the Company's annual report Form 10-KSB for the period ended September 30, 2007.

Note 11. Subsequent Events

Chapter 11 Bankruptcy Proceedings— See Note 1 regarding the Company's entrance into bankruptcy under Chapter 11 as a result of involuntary petition filed in February 2008.

Changes in Executive Officers — As a result of the Plan discussed in Note 1, in February 2009, all of the existing officers and directors were removed from their positions and were replaced by Barry Eisenberg as sole officer and director.

Lines of Credit — All amounts due to Laurus were paid as of March 31, 2008.

Notice of Delisting — On January 18, 2008, pursuant to NASDAQ Marketplace Rule 6530(e)(1)(“Rule 6530”) the Company's common stock was suspended from trading on the Over-the-Counter Bulletin Board (“OTCBB”) and the Company's trading symbol was changed to IMMGE.  These measures were triggered by the Company's failure to timely file the Company's 10-KSB with the SEC.  As this was the Company's third failure to timely file within the prior two-year period a periodic report with the SEC, the Company's common stock is ineligible for quotation on the OCTBB under Rule 6530; the Company's common stock will remain ineligible for quotation on the OCTBB until the Company have timely filed in a complete form all required annual and quarterly reports due in a one-year period.  There can be no assurance that the Company will be able to regain compliance with the continued listing requirement of Rule 6530.

Sales of Seattle Operations and IMA Subsidiary — In May 2008, with the approval of the Bankruptcy Court, the assets of the Seattle operations were sold for $390,000.  In October 2008, with the approval of the Bankruptcy Court, the stock of IMA was sold for $100,000.

Leases — The Company leased space for the Company's corporate offices in Seattle, Washington under an operating lease expiring in November 2018.  Certain of the Company's officers, directors, and stockholders are owners of the company that owns the facility.  The Company vacated these premises in March 2008 and defaulted on the lease.  Due to the Company's related party relationship, the Company were not billed a lease cancellation fee or held further responsible for the Company's obligations under the lease agreement.

The Company also leases office facilities in New York for IMA under an operating lease, which was extended through June 2011.  This lease was assumed by the new owners of IMA in October 2008.  The Company also has various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.  These leases were cancelled on the Effective Date pursuant to the Plan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Although the Company believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved. Factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including those factors discussed under the captions “Forward-Looking Information” in the Company's most recent Annual Report on Form 10-K, as may be supplemented or amended by the Company's Quarterly Reports on Form 10-Q, which the Company urge investors to consider. The Company undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

Overview

Impart Media Group, Inc. (the “Company”) is a Nevada corporation formed in 1996.  The Company, which was headquartered in Seattle, Washington, provided digital signage in the business-to-consumer media sector.  The Company also provided consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through the Company's authorized distributors).  As a result of the Company's acquisition of E&M Advertising, Inc. and its affiliates, renamed Impart Media Advertising, Inc. (“IMA”), in February 2006, the Company also provided offline and online direct response advertising capabilities.  The Company currently has no business operations, and therefore, no sources of revenue.  Currently, there are no products or services being offered and there are no plans to begin offering products or services in the future.

Following the filing of an involuntary petition on February 14, 2008, the Company consented to bankruptcy relief, and the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order for relief under Chapter 11 on May 21, 2008.  Thereafter, IMG has operated as a debtor-in-possession pursuant to 11 U.S.C. Sections 1107 and 1108.  Additionally, one of IMG’s subsidiaries, Impart, Inc. (“Impart”), filed its own voluntary petition under Chapter 11 on May 21, 2008 and the two bankruptcy cases were administered jointly.  IMG’s subsidiary, IMA, was not included in the bankruptcy filing and IMG subsequently sold its ownership interest to IMA’s management, with Bankruptcy Court approval.

On September 17, 2008, the Company and Impart (together, the “Debtors”) and Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., and Hudson Overseas Fund, Ltd. (the “Creditor Proponents”) filed with the Bankruptcy Court a plan of reorganization (“the Plan”) consolidating the two cases.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court and went effective on February 11, 2009 (the “Effective Date”).  Pursuant to the Plan, administrative and priority creditors will be paid 100% of their claims and general unsecured creditors will receive their pro-rata share of the remaining cash.  The Creditor Proponents waived cash distributions on all of their claims and will receive equity in the reorganized company.  Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled, and the convertible debentures were satisfied.

Proceedings under Chapter 11

On February 14, 2008, an involuntary petition was filed against IMG for relief under Chapter 11 of the Bankruptcy Code.  On May 21, 2008, the Company's wholly-owned subsidiary, Impart, Inc. (“Impart”) filed its own voluntary petition under the Bankruptcy Code.  Both Chapter 11 cases were jointly administered by the Hon. Robert E. Gerber under case number 08-10510.

Following the filing of an involuntary petition on February 14, 2008, but before the Order for Relief Date and before Impart filed its voluntary petition, the Debtors and Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., Hudson Overseas Fund, Ltd. (the “Creditor Proponents”) engaged in engaged in successful negotiations for a consensual restructuring of the Debtors.  In connection with the implementation of the restructuring, on or about May 8, 2008, the Debtors, E&M and the Creditor Proponents entered into a Restructuring Agreement (the “Restructuring Agreement”) which provided for consent to the involuntary Chapter 11 filing against IMG, a voluntary Chapter 11 filing by Impart and the Debtors’ best efforts to consummate the restructuring through a pre-negotiated plan of reorganization.  IMG consented to bankruptcy relief, and the Bankruptcy Court entered an order for relief under Chapter 11 of the Bankruptcy Code on May 21, 2008.

Pursuant to the Restructuring Agreement, the Debtors entered into an Asset Purchase Agreement (“APA”) for the sale (the “Sale”) of the Seattle operations to Novus Communication Technologies, Inc. (“Novus”) for $390,000.  In addition, the Debtors entered into a Management Agreement with Novus, by which Novus not only managed the Seattle Business before closing on the APA, but assumed substantial post-petition obligations.  By Order dated June 20, 2008, the Bankruptcy Court approved the rejection of the lease for Debtors’ warehouse and office facilities located at 1300 N. Northlake Way, Seattle, Washington as the premises would not be used by Novus.

In addition, IMG sought Bankruptcy Court approval of the sale of its stock in IMA to an entity controlled by IMA’s president (the “Purchaser”) for $100,000 (the “IMA Stock Payment”).  Pursuant to the IMA agreement, IMA, the Purchaser, and the Debtors exchanged mutual releases.  By so doing, IMA waived potential claims against the Debtors of approximately $5.0 million.  As the purchaser of the Debtors’ stock in IMA, the Purchaser assumed responsibility for IMA’s liabilities.  The IMA Stock Payment was to be made over four months and was secured by all of the assets of IMA and the Purchaser entity.

Through February 11, 2009 (the "Effective Date"), the Company operated the Company's business as a debtor-in-possession subject to the provisions of the Bankruptcy Code.  Pursuant to the provisions of the Bankruptcy Code, the Company was not permitted to pay any claims or obligations which arose prior to the Filing date (pre-petition claims) unless specifically authorized by the Bankruptcy Court.  Similarly, claimants could not enforce any prepetition claims unless specifically authorized by the Bankruptcy Court.

Plan of Reorganization

Pursuant to the involuntary petition and subsequent voluntary petition under Chapter 11, IMG and the Creditor Proponents filed the Plan with the Bankruptcy Court on September 17, 2008 and a plan supplement dated January 26, 2009.  On January 29, 2009, the Plan was confirmed by the Bankruptcy Court.  The Plan went effective on February 11, 2009.

Default of Principal Payment under Convertible Debentures

 In May 2007, the Company entered into a securities purchase agreement and a registration rights agreement with six institutional investors (five of which are Creditor Proponents to the Plan), pursuant to which the Company agreed to sell unsecured convertible debentures (the “Convertible Debentures”).  Under the terms of the Convertible Debentures, the Company was required to commence monthly redemption against the principal amount on December 1, 2007.  In lieu of making such principal payment, the Company commenced negotiations to restructure the Company's obligations under the terms of the Convertible Debentures on December 3, 2007.  The Company did not obtain a waiver and was declared in default.

Pursuant to the terms of the Convertible Debentures, the default gives each investor the option to declare immediately due and payable all obligations under the Convertible Debentures at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the debenture plus accrued interest thereon or (ii) the outstanding principal amount of the debenture plus accrued interest thereon divided by the conversion price on the date of the default (approximately 25,890,000 shares).  In December 2007, the Company accrued the 30% penalty totaling $630,000 as additional interest expense.

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

Adjustment of Series A Preferred Conversion Rate

Pursuant to the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, in the event the Company issue additional shares of common stock at a price per share less than the conversion price of Series A shares into shares of common stock, then the conversion price upon such issuance shall be reduced to a price equal to the consideration per share paid for such additional shares of common stock.

The Company believe the issuance of shares of common stock through the conversion of the aforementioned liquidated damages, as a per share price of $0.1095, triggers a downward adjustment of the Series A conversion rate from $0.5200 to $0.1095.  Consequently, assuming the conversion of approximately 2,891,000 Series A shares currently issued and outstanding, the adjusted conversion rate of $0.1095 will result in the total conversion of approximately 40,919,000 shares of the Company's common stock.

In connection with the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

Default of Laurus Security Agreement

In January 2006, the Company entered into a security agreement, with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus agreed to provide a revolving credit facility of up to $6 million.  Among other things, the security agreement defines an event of default as any default in the performance of any other agreement relating to any indebtedness, the effect of which default is to cause, or permit the holder or holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity of such contingent obligation to become payable.

Accordingly, the default on the Convertible Debentures triggered an event of default under the Laurus Security Agreement as of December 2007, giving Laurus the right to accelerate payments in connection with the revolving credit facility and, in addition to any other remedies available, to foreclose upon the assets securing the facility.  Additionally, Laurus had the right to receive 125% of the unpaid principal balance, plus accrued interest and fees, as the principal became immediately due and payable upon the event of default.  Laurus was also entitled to payment of a default interest rate of 2% per month on all amounts due and such other remedies specified under the agreement governing the facility and under the Uniform Commercial Code. All remaining deferred financing costs were expensed in the quarter ended December 31, 2007.  All amounts due to Laurus were paid as of March 31, 2008.

Results of Operations

The Company's operations for the three months ended December 31, 2007 reflected a net loss of $3.1 million as compared to a net loss of $1.8 million for the three months ended December 31, 2006, due primarily to decreased revenue.

Liquidity, Going Concern and Capital Resources

The Company has prepared the Company's consolidated financial statements assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, as shown in the unaudited condensed consolidated financial statements, the Company had sustained substantial losses and has relied primarily on sales of securities and proceeds from borrowings for operating capital, which, along with the Chapter 11 filing under the Bankruptcy Code, raise substantial doubt about the Company's ability to continue as a going concern.  The Company currently has no business operations and therefore, no sources of revenue.  Currently, there are no products or services being offered and there are no plans to begin offering products or services in the future.

As of December 31, 2007, the Company had an accumulated deficit of approximately $28.5 million, the Company had approximately $0.2 million in cash, including $0.1 million in restricted cash, and the Company's working capital deficit was approximately $8.4 million.  The Company has received an opinion for the fiscal year ended September 30, 2007 from the Company's independent registered accounting firm noting the substantial doubt about the Company's ability to continue as a going concern due to the Company's significant recurring operating losses and negative cash flows.

In May 2007, the Company entered into a Securities Purchase Agreement with six institutional investors (five of which are Creditor Proponents to the Plan), pursuant to which the Company agreed to sell Convertible Debentures in the aggregate principal amount of $2.1 million.  The Convertible Debentures were convertible, at the option of the Purchasers, into shares of common stock, par value $0.001 per share, at a conversion price of $0.75 per share (the “Conversion Price”).  Purchasers of the Convertible Debentures received registration rights pursuant to a Registration Rights Agreement that required us to file a registration statement under the Securities Act of 1933 covering the resale the shares of common stock issuable upon conversion of the principal amount and interest payable.  The Company filed the registration statement on Form SB-2 with the SEC on July 10, 2007, which registration statement has not yet been declared effective.  Under the terms of the debentures, the Company was required to commence monthly redemption against the principal debenture amount on December 1, 2007.  In lieu of making such principal payment in December 2007, the Company commenced negotiations to restructure the Company's obligations under the terms of the debentures.  The Company did not obtain a waiver and was declared in default in December 2007.

In connection with the Convertible Debentures, the Company also issued to the Purchasers five-year warrants (the “Warrants”) to purchase up to 1,400,000 shares of the Company's common stock (representing 50% of the number of shares initially issuable upon conversion of the Convertible Debentures), at an initial exercise price of $0.52, which Warrants were contractually due to expire on May 24, 2012.  In connection with the Company's role as placement agent with respect to the Convertible Debentures, the Company paid cash fees of approximately $150,000 and issued to the placement agent five-year warrants to purchase an aggregate of 280,000 shares of common stock with an exercise price of $0.52 per share, which contractually were due to expire on May 24, 2012.  Pursuant to the Plan, all warrants were cancelled on the Effective Date.

Pursuant to the terms of the Convertible Debentures, the default gives each investor the option to declare immediately due and payable all obligations under the Convertible Debentures at an amount equal to all costs, fees and liquidated damages plus the greater of (i) 130% of the outstanding principal amount of the debenture plus accrued interest thereon or (ii) the outstanding principal amount of the debenture plus accrued interest thereon divided by the conversion price on the date of the default (approximately 25,890,000 shares).  As of December 31, 2007, the Company had accrued the 30% penalty totaling $630,000.

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

The Company believe the issuance of shares of common stock through the conversion of the aforementioned liquidated damages, as a per share price of $0.1095, triggers a downward adjustment of the Series A conversion rate from $0.5200 to $0.1095.  Consequently, assuming the conversion of approximately 2,891,000 Series A shares currently issued and outstanding, the adjusted conversion rate of $0.1095 will result in the total conversion of approximately 40,919,000 shares of the Company's common stock.

Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

In January 2006, the Company entered into a security agreement, among other agreements, with Laurus, pursuant to which Laurus agreed to provide a revolving credit facility of up to $6 million.  Among other things, the security agreement defines an event of default as any default in the performance of any other agreement relating to any indebtedness, the effect of which default is to cause, or permit the holder or holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity of such contingent obligation to become payable.  Accordingly, the December 2007 default on the debentures triggered an event of default under the Laurus Security Agreement as of December 2007, giving Laurus the right to accelerate payments in connection with the revolving credit facility and, in addition to any other remedies available, to foreclose upon the assets securing the facility.  Additionally, Laurus had the right to receive 125% of the unpaid principal balance, plus accrued interest and fees, as said principal became immediately due and payable upon any event of default.  Laurus also was entitled to payment of a default interest rate of 2% per month on all amounts due and such other remedies specified under the agreement governing the Facility and under the Uniform Commercial Code.  During December 2007, all remaining deferred financing costs were expensed.  All amounts due to Laurus were paid before the end of March 2008.

In December 2007, the Company filed, on Form 12b-25, a Notification of Late Filing of the Company's annual report Form 10-KSB for the period ended September 30, 2007.  On January 18, 2008, pursuant to NASDAQ Marketplace Rule 6530(e)(1)(“Rule 6530”) the Company's common stock was suspended from trading on the Over-the-Counter Bulletin Board (“OTCBB”) and the Company's trading symbol was changed to IMMGE.  These measures were triggered by the Company's failure to timely file the Company's 10-KSB with the Securities and Exchange Commission (“SEC”).  As this was the Company's third failure to timely file within the prior two-year period a periodic report with the SEC, the Company's common stock is ineligible for quotation on the OCTBB under Rule 6530; the Company's common stock will remain ineligible for quotation on the OCTBB until the Company have timely filed in a complete form all required annual and quarterly reports due in a one-year period.  There can be no assurance that the Company will be able to regain compliance with the continued listing requirement of Rule 6530.

Critical Accounting Policies and Estimates

The accounting policies used in the preparation of the Company's audited Consolidated Financial Statements are disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.  The Company prepared its consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  As such, the Company is required to make certain estimates, judgments, and assumptions that the Company believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes that the following discussion addresses the Company's most critical accounting estimates, which are those that the Company believes are most important to the portrayal of the Company's financial condition and results of operations and which require the Company's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Estimates having relatively greater significance include revenue recognition, allowance for bad debts, impairment of long-lived assets, and income taxes.  Actual results could differ from those estimates.

Revenue Recognition — The Company's revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” the provisions of AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and the guidance set forth in EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, collectibility is reasonably assured, and fees are fixed or determinable.

Substantially all of the Company's revenues are generated from media services which consist of sales of brokered advertising and certain other consulting, content creation, and Internet-based advertising fees.  Because the Company typically acted as an agent on behalf of the Company's advertising clients, brokered advertising revenues were recorded based on the net commissions earned.  Media services revenues from consulting, content creation, and Internet-based advertising fees were recorded at their gross billing amounts.

The gross and net billing amounts included in operating revenues for the three months ended December 31, 2007 and 2006 are as follows (in thousands):

	Three Months ended December 31,
	2007	2006
Consolidated gross revenues	$10,693	$9,000
Direct cost of sales	(8,852)	(6,709)
Consolidated net revenues	$1,841	$2,291

Revenue from equipment sales is generally recognized when products were shipped and ownership passes to the customer.  Revenue from management subscriptions is recorded in the month the service was provided.  Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method under SOP 81-1.  There were no significant contracts in process at December 31, 2007 or December 31, 2006.

New Accounting Pronouncements

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company's fiscal year ending September 30, 2009, the Company will become subject to the requirement to include in the Company's annual report management’s assessment of internal controls over financial reporting.  This assessment will require us to document and test the Company's internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company's independent registered public accountants will be required to audit the Company's assessment of internal controls for the Company's fiscal year ending September 30, 2010.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company's financial condition, revenues, results of operations, liquidity, or capital expenditures.

ITEM 3.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required “disclosure controls and  procedures” as defined in Rule 13a-15(e).  The Company's disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on the foregoing, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management including the Company's principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's  internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Item 2, Operations, "Proceedings under Chapter 11," and "Plan of Reorganization."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In December 2007, in connection with the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock of Impart Media Group, Inc., the Company received a conversion notice from Hudson Bay Fund LP (“Hudson Bay Fund”) for the conversion of 6,542 shares of the Company's Series A Preferred stock into 92,604 shares of the Company's Common Stock which the Company subsequently issued under Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See discussion regarding the Chapter 11 filing and the Company’s default on its obligations above.

ITEM 4. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2009	IMPART MEDIA GROUP, INC.

	By:	/s/ Joseph Martinez

Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

2.4
Order Confirming the Plan of Reorganization Proposed by the Debtors and Co-Plan Proponents (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K dated February 11, 2009, and incorporated herein by reference).

10.34
Plan of Reorganization Proposed by the Debtors and Co-Plan Proponents Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., Hudson Overseas Fund, Ltd.  (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K dated February 11, 2009, and incorporated herein by reference).

10.35
Amended Disclosure Statement Accompanying Plan of Reorganization Dated September 17, 2008 Proposed by the Debtors and Co-Plan Proponents Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., Hudson Overseas Fund, Ltd.  (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 11, 2009, and incorporated herein by reference).

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