Form 10-Q
period 2008-03-31
IMPART MEDIA GROUP INC
filed 2009-05-01
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

The unaudited consolidated financial statements of Impart Media Group, Inc. (“we,” “us,” “our,” “the Company” and “IMG”) as of the three and six months ended March 31, 2008 and 2007 are attached hereto. The Company's consolidated financial statements are denominated in United States currency and are prepared in accordance with accounting principles generally accepted in the United States.

It is the opinion of management that the interim consolidated financial statements for the three and six months ended March 31, 2008 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.  These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company's September 30, 2007 audited annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim consolidated financial statements be read in conjunction with the Company's September 30, 2007 audited annual consolidated financial statements.

Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	September 30,2007 (Audited)
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash	$30	$169
Restricted cash	14	143
Accounts receivable, net	5,450	5,468
Inventories	58	85
Prepaid expenses and other current assets	64	45

Total current assets	5,616	5,910
Fixed assets, net	336	410
Deferred financing costs, net	—	1,431
Other assets	40	40

Total assets	$5,992	$7,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,754	$8,101
Accrued liabilities	1,106	260
Customer deposits	8	15
Line of credit	—	2,349
Notes payable to Novus	20	—
Notes payable to related parties — current portion	142	76
Convertible debentures	2,100	—
Capital lease obligations — current portion	49	48
Stock and other amounts payable to former IMA owners	200	200

Total current liabilities	14,379	11,049
Convertible debentures, net of current portion	—	1,609
Notes payable to related parties, net of current portion	150	150
Capital lease obligations, net of current portion	16	39

Total liabilities	14,545	12,847

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized: 2,903,229 shares issued and outstanding	3	3
Common stock, $0.001 par value; 100,000,000 shares authorized:
23,959,248 shares issued and outstanding as of March 31, 2008 and September 30, 2007	24	24
Additional paid in capital	20,377	20,377
Accumulated deficit	(28,957)	(25,460)

Total stockholders’ equity (deficit)	(8,553)	(5,056)

Total liabilities and stockholders’ equity (deficit)	$5,992	$7,791

See notes to condensed consolidated financial statements

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenue
Media services	$1,639	$1,265	$3,077	$2,375
Managed subscriptions	65	97	134	179
Consulting and design services	19	42	33	137
Equipment sales	83	775	403	1,779

Total revenue	1,806	2,179	3,647	4,470

Cost of revenue	390	867	869	1,842

Gross profit	1,416	1,312	2,778	2,628

Other operating expenses
Wages and salaries	843	1,342	2,046	2,497
Selling and marketing	22	98	47	278
General and administrative	615	1,381	1,109	2,718
Depreciation and amortization	45	191	91	390

Total other operating expenses	1,525	3,012	3,293	5,883

Loss from operations	(109)	(1,700)	(515)	(3,255)

Other income (expense):
Other income and expense, net	(19)	—	(58)	—
Interest expense	(285)	(242)	(2,924)	(476)

Total other expense	(304)	(242)	(2,982)	(476)

Net loss	$(413)	$(1,942)	$(3,497)	$(3,731)

Net loss attributable to common stockholders:
Net loss	$(413)	$(1,942)	$(3,497)	$(3,731)
Beneficial conversion feature of Series A preferred stock	—	(25)	—	(25)
Revaluation of Series A preferred stock – conversion price reduction	—	—	—	(974)
Revaluation of Series A preferred stock – warrant exercise price reduction	—	—	—	(935)
Accretion of dividends on Series A preferred stock	—	—	—	183

Net loss attributable to common stockholders	$(413)	$(1,967)	$(3,497)	$(5,482)

Net loss per common share — basic and diluted	$(0.02)	$(0.09)	$(0.15)	$(0.24)

Shares used in computing net loss per share — basic and diluted	23,959	22,630	23,959	22,549

See notes to condensed consolidated financial statements

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2008	2007
	(In thousands)
Operating activities:
Net loss	$(3,497)	$(3,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash wages and salaries related to stock options	—	583
Non-cash general and administrative expenses:
Amortization of prepaid consulting expense	—	114
Warrants issued for earned consulting services	—	(342)
Common stock issued to settle legal dispute	—	268
Non-cash interest expense:
Warrants issued to bridge lenders	—	206
Common stock issued to senior executives upon conversion of notes payable	—	40
Amortization of deferred financing costs on line of credit:
Warrants	—	698
Other deferred financing costs	1,430	146
Common stock issued to Laurus for extended filing date	—	52
Other non-cash interest expense	491	(522)
Bad debt expense	—	16
Depreciation and amortization	91	390
Other adjustments	—	(34)
Changes in assets and liabilities, excluding assets and liabilities from acquisitions:
Accounts receivable	18	(3,514)
Inventories	27	412
Prepaid expenses and other current assets	(19)	1,687
Other assets	—	(561)
Accounts payable	2,514	3,606
Other current liabilities	1,273	(85)

Net cash provided by (used in) operating activities	2,328	(571)

Investing activities:
Purchases of fixed assets	(16)	(38)

Net cash used in investing activities	(16)	(38)

Financing activities:
Payments on capital lease obligations	(21)	(27)
Net borrowings (repayments) on line of credit	(2,155)	617
Proceeds from the sale of common stock, net	(275)	223

Net cash provided by (used in) financing activities	(2,451)	813

Net increase (decrease) in cash	(139)	204
Cash — beginning of period	169	195

Cash — end of period	$30	$399

Supplemental disclosure:
Cash paid for interest	$864	$94

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

The Company, which was headquartered in Seattle, Washington, provided digital signage in the business-to-consumer media sector.  The Company also provided consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through the Company's authorized distributors).  As a result of the Company's acquisition of E&M Advertising, Inc. and its affiliates, renamed IMA, in February 2006, the Company also provided offline and online direct response advertising capabilities.  As described in Note 8, the Company's Seattle operations were sold in May 2008 and IMA was sold in October 2008.  The Company currently has no operating activities.

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

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for March 31, 2008 and 2007:

	March 31,
	2008	2007
Convertible debentures	16,378,000	0
Convertible Series A preferred stock	2,903,229	4,500,005
Common stock options	0	3,892,500
Common stock warrants	5,646,194	4,913,113
Total	24,927,423	13,305,618

As more fully described in the Form 10-KSB for September 30, 2007, all incentive stock options were deemed forfeited in December 2007. Pursuant to the Plan, all equity interests existing at the time of the bankruptcy filing, including common stock, preferred stock, options, and warrants, were cancelled.

Advertising Costs — The Company expenses the costs of producing advertisements at the time production occurs and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  Advertising costs were $8,446 and $8,358 for the three months ended March 31, 2008 and 2007 and $21,259 and $18,516 for the six months March 31, 2008 and 2007, respectively.

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

The gross and net billing amounts included in operating revenues for the three and six months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Consolidated gross revenue	$14,532	$10,411	$25,225	$19,411
Direct cost of sales	12,726	8,232	21,578	14,940
Consolidated net revenue	$1,806	$2,179	$3,647	$4,471

Revenue from equipment sales is generally recognized when products were shipped and ownership passes to the customer.  Revenue from management subscriptions is recorded in the month the service was provided.  Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method under SOP 81-1.  There were no significant contracts in process at March 31, 2008 or 2007.

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

Note 4.  Certain Assets and Liabilities

As a result of the Plan, certain assets and liabilities will be settled for less than amounts shown on the accompanying balance sheet, as follows:

Accounts Receivable - Accounts receivable at March 31, 2008 and September 30, 2007 is comprised as follows:

	March 31, 2008	September 30, 2007
IMG (in bankruptcy)	$61	$254
IMA (not in bankruptcy)	5,389	5,214
Total accounts receivable	$5,450	$5,468

Fixed assets, which primarily related to the Company ("IMG"), were written down to their net realizable value at September 30, 2007 and were sold pursuant to the Plan.  In addition, inventory at March 31, 2008 and September 30, 2007, which solely related to IMG, was sold pursuant to the Plan.

Accounts Payable- Accounts payable at March 31, 2008 and September 30, 2007 is comprised as follows:

	March 31, 2008	September 30, 2007
IMG (in bankruptcy)	$984	$603
IMA (not in bankruptcy)	9,770	7,498
Total accounts payable	$10,754	$8,101

                Accrued Expenses – Accrued expenses at March 31, 2008 and September 30, 2007 is comprised as follows:

	March 31, 2008	September 30, 2007
IMG (in bankruptcy)	$777	$169
IMA (not in bankruptcy)	329	91
Total accrued liabilities	$1,106	$260

All of the remaining liabilities on the balance sheet as of March 31, 2008 and September 30, 2007 relate solely to IMG and are subject to compromise due to the bankruptcy as described in Note 1.

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

At March 31, 2008 and September 30, 2007, respectively, the Company held $14,000 and $143,000 in cash identified as restricted under the Facility.  This restricted cash is comprised of customer payments received into bank lockbox accounts.  The restricted funds are swept from the accounts and applied against the revolving credit line balance in accordance with the terms of the agreement.  There is a balance in restricted cash as of March 31, 2008 because the terms of the agreement did not allow the restricted cash to be released until April 2008.

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

Late Filing of 10-KSB and Trading Suspension Notice — On December 28, 2007, the Company filed, on Form 12b-25, a Notification of Late Filing of the Company's annual report Form 10-KSB for the period ended September 30, 2007.  On January 18, 2008, pursuant to NASDAQ Marketplace Rule 6530(e)(1)(“Rule 6530”) the Company's common stock was suspended from trading on the Over-the-Counter Bulletin Board (“OTCBB”) and the Company's trading symbol was changed to IMMGE.  These measures were triggered by the Company's failure to timely file the Company's 10-KSB with the SEC.  As this was the Company's third failure to timely file within the prior two-year period a periodic report with the SEC, the Company's common stock is ineligible for quotation on the OCTBB under Rule 6530; the Company's common stock will remain ineligible for quotation on the OCTBB until the Company has timely filed in a complete form all required annual and quarterly reports due in a one-year period.  There can be no assurance that the Company will be able to regain compliance with the continued listing requirement of Rule 6530.

Note 8.  Commitments and Contingencies

Leases — The Company leased space for the Company's corporate offices in Seattle, Washington under an operating lease expiring in November 2018.  Certain officers, directors, and stockholders are owners of the company that owns the facility.  The Company vacated these premises in March 2008 and defaulted on the lease.  Due to the Company's related party relationship, the Company was not billed a lease cancellation fee or held further responsible for the Company's obligations under the lease agreement.

The Company also leased office facilities in New York for IMA under an operating lease, which was extended through June 2011.  This lease was assumed by the new owners of IMA in October 2008.  The Company also had various non-cancelable operating leases for automobiles and equipment that expire at various dates through 2008.  These leases were cancelled on the Effective Date pursuant to the Plan.

Contingencies — The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company's management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

Note 9. Subsequent Events

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

Overview

Impart Media Group, Inc. (the “Company” or "IMG") is a Nevada corporation formed in 1996.  The Company, which was headquartered in Seattle, Washington, provided digital signage in the business-to-consumer media sector.  The Company also provided consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through the Company's authorized distributors).  As a result of the Company's acquisition of E&M Advertising, Inc. and its affiliates, renamed Impart Media Advertising, Inc. (“IMA”), in February 2006, the Company also provided offline and online direct response advertising capabilities.  The Company currently has no business operations, and therefore, no sources of revenue.  Currently, there are no products or services being offered and there are no plans to begin offering products or services in the future.

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

Results of Operations

Our operations for the three months ended March 31, 2008 reflected a net loss of $0.4 million as compared to a net loss of $1.9 million for the three months ended March 31, 2007, due primarily the Company's inactivity and the consolidation of IMA's profit.  The net loss was $3.5 million for the six months ended March 31, 2008 compared to $3.7 million for the six months ended March 31, 2007.  Lower operating expenses in the current six-month period were offset by higher interest expense as compared to the prior six-month period.  As discussed above, the deferred financing costs related to the Laurus Facility were expensed in the first fiscal quarter of 2008.

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

As of March 31, 2008, the Company had an accumulated deficit of approximately $29.0 million, $44,000 in cash, including $14,000 in restricted cash, and our working capital deficit was approximately $8.8 million.  The Company received an opinion for the fiscal year ended September 30, 2007 from the Company's independent registered accounting firm noting the substantial doubt about the Company's ability to continue as a going concern due to the Company's significant recurring operating losses and negative cash flows.

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

The gross and net billing amounts included in operating revenues for the three and six months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Consolidated gross revenue	$14,532	$10,411	$25,225	$19,411
Direct cost of sales	12,726	8,232	21,578	14,940
Consolidated net revenue	$1,806	$2,179	$3,647	$4,471

Revenue from equipment sales is generally recognized when products were shipped and ownership passes to the customer.  Revenue from management subscriptions is recorded in the month the service was provided.  Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method under SOP 81-1.  There were no significant contracts in process at March 31, 2008 or 2007.

New Accounting Pronouncements

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with our fiscal year ending September 30, 2009, we will become subject to the requirement to include in our annual report management’s assessment of internal controls over financial reporting.  This assessment will require us to document and test our internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Our independent registered public accountants will be required to audit our assessment of internal controls for our fiscal year ending September 30, 2010.

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

Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's  internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 2, Operations, "Proceedings under Chapter 11," and "Plan of Reorganization."

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

 See discussion regarding the Chapter 11 filing and the Company’s default on its obligations above.

ITEM 3.  EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2009	IMPART MEDIA GROUP, INC.

	By:	/s/ Joseph Martinez

Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release filed January 23, 2008. Incorporated to the Company’s Form 8-K filed January 24, 2008.