Form 10-Q
period 2008-06-30
IMPART MEDIA GROUP INC
filed 2009-05-01
CIK 1104161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Due to our bankruptcy, we have no shares of common or preferred stock currently outstanding. Our common stock currently trades on the OTC Bulletin Board under the symbol “IMMG”.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

The unaudited consolidated financial statements of Impart Media Group, Inc. (“we,” “us,” “our,” “the Company” and “IMG”) as of the three and nine months ended June 30, 2008 and 2007 are attached hereto. Our consolidated financial statements are denominated in United States currency and are prepared in accordance with accounting principles generally accepted in the United States.

It is the opinion of management that the interim consolidated financial statements for the three and nine months ended June 30, 2008 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as our September 30, 2007 audited annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our September 30, 2007 audited annual consolidated financial statements.

Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	September 30,2007 (Audited)
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash	$859	$169
Restricted cash	—	143
Accounts receivable, net	2,532	5,468
Inventories	107	85
Prepaid expenses and other current assets	58	45

Total current assets	3,556	5,910
Fixed assets, net	309	410
Deferred financing costs, net	—	1,431
Other assets	40	40

Total assets	$3,905	$7,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,790	$8,101
Accrued liabilities	1,246	260
Customer deposits	43	15
Line of credit	—	2,349
Notes payable to Novus	134	—
Notes payable to related parties — current portion	179	76
Convertible debentures	2,100	—
Capital lease obligations — current portion	47	48
Stock and other amounts payable to former IMA owners	200	200

Total current liabilities	12,739	11,049
Convertible debentures, net of current portion	—	1,609
Notes payable to related parties, net of current portion	150	150
Capital lease obligations, net of current portion	12	39

Total liabilities	12,901	12,847

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized: 2,903,229 shares issued and outstanding	3	3
Common stock, $0.001 par value; 100,000,000 shares authorized:
23,959,248 shares issued and outstanding as of June 30, 2008 and September 30, 2007	24	24
Additional paid in capital	20,377	20,377
Accumulated deficit	(29,400)	(25,460)

Total stockholders’ equity (deficit)	(8,996)	(5,056)

Total liabilities and stockholders’ equity (deficit)	$3,905	$7,791

See notes to condensed consolidated financial statements

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenue
Media services	$859	$1,281	$3,935	$2,656
Managed subscriptions	63	70	197	249
Consulting and design services	8	20	41	158
Equipment sales	23	388	427	2,167

Total revenue	953	1,759	4,600	6,230

Cost of revenue	253	561	1,122	2,403

Gross profit	700	1,198	3,478	3,827

Other operating expenses
Wages and salaries	733	1,251	2,779	3,748
Selling and marketing	25	85	73	363
General and administrative	348	1,139	1,458	3,857
Depreciation and amortization	39	193	129	583

Total other operating expenses	1,146	2,668	4,439	8,551

Loss from operations	(446)	(1,470)	(961)	(4,724)

Other income (expense):
Other income and expense, net	42	—	(16)	—
Interest expense	(38)	(372)	(2,962)	(848)

Total other income (expense)	4	(372)	(2,978)	(848)

Net loss	$(442)	$(1,842)	$(3,939)	$(5,572)

Net loss attributable to common stockholders:
Net loss	$(442)	$(1,842)	$(3,939)	$(5,572)
Beneficial conversion feature of Series A preferred stock	—	—	—	(25)
Revaluation of Series A preferred stock – conversion price reduction	—	(2,447)	—	(3,421)
Revaluation of Series A preferred stock – warrant exercise price reduction	—	—	—	(935)
Accretion of dividends on Series A preferred stock	—	—	—	183

Net loss attributable to common stockholders	$(442)	$(4,289)	$(3,939)	$(9,770)

Net loss per common share — basic and diluted	$(0.02)	$(0.18)	$(0.16)	$(0.43)

Shares used in computing net loss per share — basic and diluted	23,959	23,719	23,959	22,939

See notes to condensed consolidated financial statements

IMPART MEDIA GROUP, INC. AND SUBSIDIARIES
(Debtors-In-Possession as of May 21, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
	(In thousands)
Operating activities:
Net loss	$(3,939)	$(5,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash wages and salaries related to stock options	—	810
Non-cash general and administrative expenses:
Amortization of prepaid consulting expense	—	276
Warrants issued for earned consulting services	—	(342)
Common stock issued to settle legal dispute	—	268
Non-cash interest expense:
Warrants issued to bridge lenders	—	206
Common stock issued to senior executives upon conversion of notes payable	—	40
Amortization of deferred financing costs on line of credit:
Warrants	—	875
Other deferred financing costs	1,430	195
Amortization of discount on convertible debentures	—	59
Common stock issued to Laurus for extended filing date	—	52
Other non-cash interest expense	491	(524)
Bad debt expense	—	32
Depreciation and amortization	129	583
Loss on disposal of fixed assets	—	6
Other adjustments	6	(34)
Changes in assets and liabilities, excluding assets and liabilities from acquisitions:
Accounts receivable	2,936	(203)
Inventories	(23)	557
Prepaid expenses and other current assets	(13)	1,826
Other assets	—	(566)
Accounts payable	359	786
Other current liabilities	1,479	(1,132)

Net cash provided by (used in) operating activities	2,855	(1,802)

Investing activities:
Purchases of fixed assets	(28)	(51)

Net cash used in investing activities	(28)	(51)

Financing activities:
Payments on capital lease obligations	(28)	(36)
Net borrowings (repayments) on line of credit	(2,109)	51
Issuance of convertible debentures	—	2,100
Payment of deferred financing costs on convertible debentures	—	(51)
Dividends on Series A preferred stock	—	(104)
Proceeds from the sale of common stock, net	—	223

Net cash provided by (used in) financing activities	(2,137)	813

Net increase in cash	690	204
Cash — beginning of period	169	195

Cash — end of period	$859	$399

Supplemental disclosure:
Cash paid for interest	$901	$94

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

The Company, which was headquartered in Seattle, Washington, provided digital signage in the business-to-consumer media sector.  The Company also provided consulting, design, integration, fabrication, assembly, IP connectivity, quality assurance, creative production, installation, onsite maintenance, web-data hosting, network monitoring and content management services throughout the United States (and in global markets through the Company's authorized distributors).  As a result of the Company's acquisition of E&M Advertising, Inc. and its affiliates, renamed IMA, in February 2006, the Company also provided offline and online direct response advertising capabilities.  In May 2008, with the approval of the Bankruptcy Court, the assets of the Seattle operations were sold for $390,000.  As described in Note 7, IMA was sold in October 2008.  The Company currently has no operating activities.

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

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows for June 30, 2008 and 2007:

	June 30,
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

Advertising Costs — The Company expenses the costs of producing advertisements at the time production occurs and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  Advertising costs were $7,661 and $8,215 for the three months ended June 30, 2008 and 2007 and $28,920 and $39,229 for the nine months June 30, 2008 and 2007, respectively.

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

The gross and net billing amounts included in operating revenues for the three and nine months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Consolidated gross revenue	$953	$10,301	$26,177	$29,712
Direct cost of sales	—	8,542	21,577	23,482
Consolidated net revenue	$953	$1,759	$4,600	$6,230

Revenue from equipment sales is generally recognized when products were shipped and ownership passes to the customer.  Revenue from management subscriptions is recorded in the month the service was provided.  Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method under SOP 81-1.  There were no significant contracts in process at June 30, 2008 or 2007.

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

Note 4.  Certain Assets and Liabilities

As a result of the Plan, certain assets and liabilities will be settled for less than amounts shown on the accompanying balance sheet, as follows:

Accounts Receivable - Accounts receivable at June 30, 2008 and September 30, 2007 is comprised as follows:

	June 30, 2008	September 30, 2007
IMG (in bankruptcy)	$12	$254
IMA (not in bankruptcy)	2,520	5,214
Total accounts receivable	$2,532	$5,468

Fixed assets, which primarily related to the Company ("IMG"), were written down to their net realizable value at September 30, 2007 and were sold pursuant to the Plan.  In addition, inventory at June 30, 2008 and September 30, 2007, which solely related to IMG, was sold pursuant to the Plan.

                Accounts Payable - Accounts payable at June 30, 2008 and September 30, 2007 is comprised as follows:

	June 30, 2008	September 30, 2007
IMG (in bankruptcy)	$1,090	$603
IMA (not in bankruptcy)	7,700	7,498
Total accounts payable	$8,790	$8,101

Accrued Expenses - Accrued expenses at June 30, 2008 and September 30, 2007 is comprised as follows:

	June 30, 2008	September 30, 2007
IMG (in bankruptcy)	$783	$169
IMA (not in bankruptcy)	463	91
Total accrued liabilities	$1,246	$260

All of the remaining liabilities on the balance sheet as of June 30, 2008 and September 30, 2007 relate solely to IMG and are subject to compromise due to the bankruptcy as described in Note 1.

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

Note 6.  Commitments and Contingencies

Contingencies — The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  The Company's management currently believes that resolution of such legal matters will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

Note 7.  Subsequent Events

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

Sale of IMA Subsidiary — In October 2008, with the approval of the Bankruptcy Court, the stock of IMA was sold for $100,000.

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

Results of Operations

Our operations for the three months ended June 30, 2008 reflected a net loss of $0.4 million which was consistent with the prior quarter.  Net loss was $4.3 million for the three months ended June 30, 2007, reflecting significantly higher operating and interest expense and conversion price reduction due to the revaluation of Series A preferred stock.  Net loss for the nine months ended June 30, 2008 was $3.9 million, compared to $9.8 million in the prior year nine-month period.  Net loss decreased significantly as compared to the prior year nine-month period due to lower operating expenses partially offset by higher interest expense as compared to the prior year nine-month period.  As discussed above, the deferred financing costs related to the Laurus Facility were expensed in the first fiscal quarter of 2008.

Liquidity, Going Concern and Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, as shown in the unaudited condensed consolidated financial statements, we have sustained substantial losses and have relied primarily on sales of securities and proceeds from borrowings for operating capital, which, along with the Chapter 11 filing under the Bankruptcy Code, raise substantial doubt about our ability to continue as a going concern.  We currently have no business operations and therefore, no sources of revenue.  Currently, there are no products or services being offered and there are no plans to begin offering products or services in the future.

As of June 30, 2008, we had an accumulated deficit of approximately $29.4 million, we had approximately $859,000 in cash, and our working capital deficit was approximately $9.2 million.  We have received an opinion for the fiscal year ended September 30, 2007 from our independent registered accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

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

The gross and net billing amounts included in operating revenues for the three and nine months ended June 30, 2008 and 2007are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Consolidated gross revenue	$953	$10,301	$26,177	$29,712
Direct cost of sales	—	8,542	21,577	23,482
Consolidated net revenue	$953	$1,759	$4,600	$6,230

Revenue from equipment sales is generally recognized when products were shipped and ownership passes to the customer.  Revenue from management subscriptions is recorded in the month the service was provided.  Revenue from consulting and design services, which are all short-term, is recognized using the completed-contract method under SOP 81-1.  There were no significant contracts in process at June 30, 2008 or 2007.

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

ITEM 3.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required “disclosure controls and  procedures” as defined in Rule 13a-15(e).  The Company's disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's  internal control over financial reporting.

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

Dated: May 1, 2009	IMPART MEDIA GROUP, INC.

	By:	/s/Joe Martinez

Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2009	IMPART MEDIA GROUP, INC.

	By:	/s/Alan Chaffee

Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.4
Order Confirming the Plan of Reorganization Proposed by the Debtors and Co-Plan Proponents (filed as Exhibit 2.4 to our Current Report on Form 8-K dated February 11, 2009, and incorporated herein by reference).

10.34
Plan of Reorganization Proposed by the Debtors and Co-Plan Proponents Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., Hudson Overseas Fund, Ltd.  (filed as Exhibit 2.5 to our Current Report on Form 8-K dated February 11, 2009, and incorporated herein by reference).

10.35
Amended Disclosure Statement Accompanying Plan of Reorganization Dated September 17, 2008 Proposed by the Debtors and Co-Plan Proponents Enable Growth Partners, L.P., Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, ENA, Hudson Bay Fund, L.P., Hudson Overseas Fund, Ltd.  (filed as Exhibit 99.2 to our Current Report on Form 8-K dated February 11, 2009, and incorporated herein by reference).

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